Form 10-Q
period 2021-03-31
Bite Acquisition Corp.
filed 2021-06-09
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40055

BITE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3307316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 West Street, No. 28F
New York, New York	10004
(Address of principal executive offices)	(Zip Code)

(212) 608-2923
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.0001 per share and one-half of one warrant	BITE.U	The New York Stock Exchange
Common stock, par value $0.0001 per share	BITE	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	BITE WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of June 8, 2021, there were 25,640,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	Unaudited	Audited
Assets
Current assets:
Cash	$243,627	$32,956
Prepaid expenses	677,788	—
Deferred offering costs	—	176,703
Total current assets	921,415	209,659
Cash and securities held in Trust Account	200,001,334	—
Total Assets	$200,922,749	$209,659

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$126,511	$—
Accrued offering costs	—	120,461
Due to related party	17,857	—
Promissory note - related party	—	65,000
Private warrant liability	261,250	—
Total current liabilities	405,618	185,461

Commitments

Common stock subject to possible redemption, 19,551,712 shares at March 31, 2021 redemption value	195,517,120	—

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,088,288 and 5,031,250 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (excluding 19,551,712 and zero shares subject to possible redemption, respectively) (1)	609	503
Additional paid-in capital	5,140,302	24,497
Accumulated deficit	(140,903)	(802)
Total Stockholders' equity	5,000,011	24,198
Total Liabilities and Stockholders’ Equity	$200,922,749	$209,659

(1)	Includes up to 656,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On February 25, 2021, the underwriters partially exercised its over-allotment option, hence, 31,250 shares were forfeited, and the 625,000 shares of common stock are no longer subject to forfeiture since then.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating expenses:
General and administrative costs	$135,935
Loss from operations	(135,935)

Other income/(expenses)
Investment income from Trust	1,334
Change in fair value of private warrants	(5,500)
Total other Loss	(4,166)

Net loss	$(140,101)

Basic and diluted weighted average Common Stock subject to redemption	9,131,123
Basic and diluted net income per Common Stock	—

Basic and diluted weighted average Common Stock	4,885,321
Basic and diluted net loss per Common Stock	(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,031,250	$503	$24,497	$(802)	$24,198

Sale of 20,000,000 Units through public offering, including over-allotment	20,000,000	2,000	199,998,000	—	200,000,000

Sale of 550,000 Private Placement units, including over-allotment, net of fair value of warrant liability	550,000	55	5,244,195	—	5,244,250

Shares forfeited due to partial exercise of over-allotment	(31,250)	(3)	3	—	—

Underwriters’ discount			(4,000,000)	—	(4,000,000)

Issuance of representative shares	90,000	9	513	—	522

Other offering expenses	—	—	(611,738)	—	(611,738)

Common stock subject to possible redemption	(19,551,712)	(1,955)	(195,515,165)	—	(195,517,120)

Net loss	—	—	—	140,101	140,101

Balance as of March 31, 2021	6,088,288	$609	$5,140,305	$(140,903)	$5,000,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(140,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(1,334)
Change in fair value of warrants	5,500
Changes in current assets and current liabilities:
Prepaid assets	(677,788)
Due to related party	17,857
Accounts payable and accrued expenses	6,050
Net cash used in operating activities	(789,816)

Cash Flows from Investing Activities:
Investment held in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	196,000,000
Proceeds from private placement	5,500,000
Proceeds from issuance of promissory note to related party	17,500
Repayment of promissory note to related party	(82,500)
Payments of offering costs	(434,513)
Net cash provided by financing activities	201,000,487

Net Change in Cash	210,671
Cash - Beginning of the period	32,956
Cash - end of the period	$243,627

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of common stock subject to possible redemption	$195,666,930
Change in value of common stock subject to possible redemption	$(149,810)
Initial fair value of liability associated with Private Warrants	$255,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

Note 1 - Organization, Business Operations and Going Concern

Bite Acquisition Corp. (the "Company") is a blank check company incorporated as a Delaware corporation on September 29, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a "business combination"). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the business combination.

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through March 31, 2021 relates to the Company's formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company's sponsor is Smart Dine, LLC, a Delaware limited liability company (the "Sponsor").

Financing

The registration statement for the Company’s IPO was declared effective on February 11, 2021 (the “Effective Date”). On February 17, 2021, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 2.

Simultaneously with the closing of the IPO the Company consummated the private placement (the “Private Placement”) of an aggregate of 500,000 units (the “Private Units”) at a price of $10.00 per Private Unit, to the Sponsor and EarlyBirdCapital, Inc., generating total gross proceeds of $5,000,000.

Transaction costs of the IPO amounted to $4,091,138 consisting of $3,500,000 of underwriting discount and $590,616 of other cash offering costs and $522 of the fair value of the representative shares. In addition, on February 17, 2021, $1,159,210 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,00 and incurred $500,000 in cash underwriting fees.

Trust Account

Following the closing of the IPO, on February 17, 2021, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was held in a Trust Account (“Trust Account”), and may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000. Upon closing of the IPO, the Private Placement, and the sale of the Units, in connection with the underwriters’ partial exercise of their over-allotment, a total of $200,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest to occur of the completion of the Company’s initial business combination or the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders.

Initial Business Combination

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

The Company will have 24 months from the closing of the IPO to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will cease all operations except for the purpose of winding up, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

The Sponsor, initial stockholders, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares, any private shares and any public shares held by them in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares, any private shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the Combination Period.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that its Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $243,627 in its operating bank account, and working capital of $99,259.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for common stock with respect to the founder shares, and the loan under an unsecured promissory note from the Sponsor of $82,500. The Company fully paid the outstanding amounts under the promissory note to the Sponsor on February 22, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

Additionally, the Company has engaged EarlyBirdCapital as an advisor in connection with its business combination to assist it in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the initial business combination, assist it in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the business combination (see Note 6).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Emerging Growth Company Status

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC.  Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the management, the interim unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the financial position, operating results and cash flows for the periods presented.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its IPO which contains the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the SEC on February 16, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Cash Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in cash. At March 31, 2021, the Company had $200 million in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO.

Accordingly, as of March 31, 2021, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

Fair Value Measurements

The fair value of the Company's assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 275,000 common stock warrants issued in connection with its Private Placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 10,250,000 shares of common stock in the aggregate.

The Company’s statements of operations include a presentation of loss per share for Common Stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. Net income per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable and Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable and Common Stock outstanding for the periods. Non-redeemable Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

For the three
months ended
March 31,
2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption
Amortized Interest income on marketable securities held in trust	$1,264
Less: interest available to be withdrawn for payment of taxes	(1,264)
Net income allocable to common stock subject to possible redemption	$—
Denominator: Weighted Average Redeemable common stock
Redeemable Common Stock, Basic and Diluted	9,131,123
Basic and Diluted net income per share, Redeemable Common Stock	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Income	$(140,101)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(140,101)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	4,885,321
Basic and diluted net loss per share, common stock	$(0.03)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only "major" tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Initial Public Offering

On February 17, 2021, the Company sold 17,500,000 Units pursuant the IPO, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant to purchase one share of common stock (“Public Warrant”).

On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,00 and incurred $500,000 in cash underwriting fees.

Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial business combination and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation.

Public Warrants

The Company has outstanding warrants to purchase an aggregate of 10,275,000 shares of the Company’s common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the underwriters’ partial exercise of their over-allotment option).

Each whole warrant entitles the holder to purchase one share of the Company's common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company's board of directors and, in the case of any such issuance to the Company's sponsor or its affiliates, without taking into account any founder shares held by the Company's sponsor or its affiliates, as applicable, prior to such issuance) (the "Newly Issued Price"), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the "Market Value") is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under "Redemption of Warrants" will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of its initial business combination and will expire five years after the completion of the Company's initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of common stock underlying such unit.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption given after the warrants become exercisable (the "30-day redemption period") to each warrant holder; and
●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant-holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holders that wishes to exercise its warrant to do so on a "cashless basis." If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the "fair market value" (defined below) by (y) the fair market value. The "fair market value" shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), the underwriters of the IPO, purchased an aggregate of 500,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,000,000. Each private unit consists of one share of common stock and one-half of one warrant. Among the Private Units, 470,000 Units were purchased by the Sponsor and 30,000 Units were purchased by EarlyBirdCapital.

On February 25, 2021, simultaneously with the closing of the over-allotment the Company consummated the private placement (the “Private Placement”) of an aggregate of 50,000 units (the “Private Units”) at a price of $10.00 per Private Unit, to the Sponsor and EarlyBirdCapital, generating total gross proceeds of $500,000.

Each Private Unit will be identical to the Units sold in the IPO, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private shares or private warrants, which will expire worthless if the Company does not consummate a business combination within the Combination Period. The Sponsor has agreed to waive redemption rights with respect to the private shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the Company’s obligations with respect to conversion rights as described in this prospectus or with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) if the Company fails to consummate a business combination within Combination Period or if the Company liquidates prior to the expiration of the Combination Period. However, the initial stockholders will be entitled to redemption rights with respect to any public shares held by them if the Company fails to consummate a business combination or liquidate within the Combination Period.

Note 5 - Related Party Transactions

Founder Shares

On October 30, 2020, the Sponsor purchased 4,312,500 shares of common stock for an aggregate purchase price of $25,000, or approximately $0.0058 per share. On February 11, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 718,750 shares with respect to the common stock, resulting in the initial stockholders holding 5,031,250 shares of common stock. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 656,250 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters' over-allotment option was exercised. On February 25, 2021, the underwriters exercised the over-allotment option in part, of the 656,250 Founder Shares subject to forfeiture, 31,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell their founder shares until the earlier of (i) one year after the date of the consummation of the initial business combination or (ii) the date on which the closing price of the Company's shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or earlier, in either case, if, subsequent to the initial business combination, the Company consummates a subsequent liquidation, merger, capital stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note - Related Party

On October 29, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of April 30, 2021 or the closing of the IPO. As of February 17, 2021, the Company had borrowed $82,500 under the promissory note. The note was paid off on February 22, 2021.

Due to Related Party

As of March 31, 2021, the amount due to related party is $17,857 which represent the accrual of administrative service fee from February 12, 2021 to March 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, provide non-interest bearing loans to the Company as may be required ("Working Capital Loans"). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Units. At March 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees.

As of March 31, 2021, the Company accrued $17,857 for the administrative service fee.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Units, and Units that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to two demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have "piggy-back" registration rights to include their securities in other registration statements filed by the Company.

Underwriters Agreement

The underwriters had a 45-day option from the date of the prospectus to purchase up to an additional 2,625,000 Units to cover over-allotments, if any. The underwriters were entitled to a cash underwriting discount of two percent (2.0%) of the gross proceeds of the IPO, or $3,500,000.

On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000 and incurred $500,000 in cash underwriting fees.

Business Combination Marketing Agreement

Additionally, the Company has engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business' attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount up to 3.5% of the gross proceeds of this offering (exclusive of any applicable finders' fees which might become payable).

Representative Shares

On February 17, 2021, the Company issued to designees of EarlyBirdCapital 90,000 shares of common stock (the “representative shares”). The Company estimated the fair value of the stock to be $859,500 and was treated as underwriters’ compensation and charged directly to stockholders' equity.

The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial business combination within the Combination Period. Furthermore, the Company may, in its sole discretion, force the forfeiture of 20,000 of the representative shares upon the consummation of the initial business combination.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Investment Held in Trust Account

March 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$200,001,334	—	—

At March 31, 2021, approximately $200 million of the balance in the Trust Account was held in cash, respectively.

Warrant Liability

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of IPO. Accordingly, the Company has classified each Private Warrant as a liability at its fair value determined by the Monte Carlo simulation model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at February 17, 2021, as adjusted	$255,750
Change in fair value of private warrant liabilities	5,500
Private warrant liabilities at March 31, 2021	$261,250

The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2021 and February 17, 2021:

	March 31, 2021	February 17, 2021
Exercise price	$11.50	$11.50
Share price	$9.40	$9.55
Volatility	16.0%	16.0%
Expected life of the options to convert	6.0	6.0
Risk-free rate	1.16%	0.76%
Dividend yield	—%	—%

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level 3	2021
Liabilities:
Warrant liabilities	$261,250	$261,250

Note 8 - Stockholder's Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2021, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of March 31, 2021 and December 31, 2020, there were 6,088,288 shares of common stock issued and outstanding, excluding 19,551,712 shares of common stock subject to redemption. Up to 656,250 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised for cash, securities or other property. On February 11, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 718,750 shares of common stock, resulting in the initial stockholders holding 5,031,250 shares of common stock. On February 25, 2021, the underwriters exercised the over-allotment option in part, of the 656,250 Founder Shares subject to forfeiture, 31,250 Founder Shares were forfeited and 625,000 Founders no longer subject to forfeiture.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Bite Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Smart Dine, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on September 29, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

All activity through March 31, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 1, 2021 through March 31, 2021, we had a net loss of $140,101, which consisted of non-cash loss from the change in fair value of the Warrants of $5,500 and $135,935 related to formation costs, costs related to our initial public offering and franchise tax.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

For the three months ended March 31, 2021, cash used in operating activities was $789,816. Net loss of $140,101 was affected by the non-cash gain on the change in fair value of the Warrants of $5,500, interest earned on investment held in the Trust Account of $1,334 and changes in operating assets and liabilities, which used $653,881 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities of $200,001,334 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination.

On February 17, 2021, the Company sold 17,500,000 Units pursuant to its initial public offering, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant to purchase one share of common stock (“Public Warrant”).

On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,00 and incurred $500,000 in cash underwriting fees.

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), the underwriters of the IPO, purchased in a private placement, an aggregate of 500,000 units (the "Private Units") at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,000,000. Each Private Unit consists of one share of common stock and one-half of one warrant. Among the Private Units, 470,000 were purchased by the Sponsor and 30,000 were purchased by EarlyBirdCapital.

On February 25, 2021, simultaneously with the closing of the over-allotment the Company consummated the private placement of an aggregate of 50,000 Private Units at a price of $10.00 per Private Unit, to the Sponsor and EarlyBirdCapital., generating total gross proceeds of $500,000.

Following the initial public offering and the private placement, a total of $200,000,000 was placed in the trust account. We incurred $4,611,216 in transaction costs, including $4,000,000 of underwriting discount, the fair value of the representative shares of $522 and $611,738 of other cash offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $.90 per warrant, at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on February 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have an adverse effect on the market price of our common stock or make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the SEC Staff issued the SEC Statement. In the SEC Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Statement, the Company’s management reevaluated the terms of the warrants issued in connection with our IPO and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 30, 2020, we issued 4,312,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.0058 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On February 11, 2021, the Company effected a stock dividend of 718,750 shares, resulting in the initial stockholders holding 5,031,250 shares of common stock. No underwriting discounts or commissions were paid with respect to such issuances. On March 29, 2021, in connection with the underwriters’ partial exercise of their over-allotment option and waiver of the remaining portion of such option, the Sponsor forfeited an aggregate of 31,250 Founder Shares to us at no cost, and 5,000,000 Founder Shares remain outstanding.

On February 17, 2021, we consummated the Initial Public Offering of 17,500,000 Units. Each Unit consists of one share of common stock, par value $0.0001 per share (the “Common Stock”) and one-half of one redeemable warrant (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-252406 and 333-253017). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $175,000,000.

On February 24, 2021, the underwriters notified the Company of their exercise of the over-allotment option in part and, on February 25, 2021, the underwriters purchased 2,500,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the over-allotment option, generating additional gross proceeds of $25,000,000.

As previously reported on a Form 8-K, on February 17, 2021, simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of an aggregate of 500,000 units (“Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $5,000,000. On February 25, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 50,000 Private Units at $10.00 per additional Private Unit (the “Additional Private Units”), generating additional gross proceeds of $500,000.

A total of $25,000,000 of the net proceeds from the sale of the Additional Units and the Additional Private Units was deposited in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Trust Company acting as trustee, bringing the aggregate proceeds held in the Trust Account to $200,000,000.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.(1)
1.2	Business Combination Marketing Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Bylaws(2)
4.1	Warrant Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company(1)
10.1	Letter Agreement, dated February 11, 2021, among the Company, Smart Dine, LLC and each of the officers, directors and initial stockholders of the Company(1)
10.2	Investment Management Trust Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company(1)
10.3	Registration Rights Agreement, dated February 11, 2021, among the Company, Smart Dine, LLC and certain securityholders(1)
10.4	Stock Escrow Agreement, dated February 11, 2021, among the Company, Continental Stock Transfer & Trust Company and certain securityholders(1)
10.5	Administrative Services Agreement, dated February 11, 2021, between the Company and Smart Dine, LLC(1)
10.6	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and Smart Dine, LLC(1)
10.7	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and EarlyBird Capital, Inc.(1)
10.8	Promissory Note, dated October 29, 2020, issued to Smart Dine, LLC.(2)
10.9	Amended and Restated Promissory Note, dated January 20, 2021, issued to Smart Dine, LLC.(2)
10.10	Subscription Agreement for Founder Shares, dated October 30, 2020, between the Registrant and Smart Dine, LLC. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 2, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITE ACQUISITION CORP.

Date: June 8, 2021	By:	/s/ Alberto Ardura Gonzalez
	Name:	Alberto Ardura Gonzalez
	Title:	Chief Executive Officer

Date: June 8, 2021	By:	/s/ Axel Molet Warschawski
	Name:	Axel Molet Warschawski
	Title:	Chief Financial Officer