Form 10-Q
period 2021-06-30
Bite Acquisition Corp.
filed 2021-08-24
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of August 24, 2021, there were 25,640,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	Unaudited	Audited
Assets
Current assets:
Cash	$185,644	$32,956
Prepaid expenses	589,281	—
Deferred offering costs	—	176,703
Total current assets	774,925	209,659
Cash and securities held in Trust Account	200,004,321	—
Total Assets	$200,779,246	$209,659

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$126,511	$—
Accrued offering costs	—	120,461
Due to related party	47,857	—
Promissory note - related party	—	65,000
Private warrant liability	195,250	—
Total current liabilities	369,618	185,461

Commitments

Common stock subject to possible redemption, 19,540,963 shares at June 30, 2021 redemption value	195,409,626	—

Stockholders’Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,099,037 and 5,031,250 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (excluding 19,540,963 and zero shares subject to possible redemption, respectively) (1)	610	503
Additional paid-in capital	5,247,798	24,497
Accumulated deficit	(248,406)	(802)
Total Stockholders’equity	5,000,002	24,198
Total Liabilities and Stockholders’ Equity	$200,779,246	$209,659

(1)	Includes up to 656,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On February 25, 2021, the underwriters partially exercised its over-allotment option, hence, 31,250 shares were forfeited, and the 625,000 shares of common stock are no longer subject to forfeiture since then.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three Months	Six Months
	Ended	Ended

	June 30, 2021
Operating expenses:
General and administrative costs	$176,490	$312,425
Loss from operations	(176,490)	(312,425)

Other income/(expenses)
Investment income from Trust	2,987	4,321
Change in fair value of private warrants	66,000	60,500
Total other income	68,987	64,821

Net loss	$(107,503)	$(247,604)

Basic and diluted weighted average Common Stock subject to redemption	19,551,712	13,790,093
Basic and diluted net income per Common Stock	—	—

Basic and diluted weighted average Common Stock	6,088,288	6,070,238
Basic and diluted net loss per Common Stock	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,031,250	$503	$24,497	$(802)	$24,198

Sale of 20,000,000 Units through public offering, including over-allotment	20,000,000	2,000	199,998,000	—	200,000,000

Sale of 550,000 Private Placement units, including over-allotment, net of fair value of warrant liability	550,000	55	5,244,195	—	5,244,250

Shares forfeited due to partial exercise of over-allotment	(31,250)	(3)	3	—	—

Underwriters’ discount			(4,000,000)	—	(4,000,000)

Issuance of representative shares	90,000	9	513	—	522

Other offering expenses	—	—	(611,738)	—	(611,738)

Common stock subject to possible redemption	(19,551,712)	(1,955)	(195,515,165)	—	(195,517,120)

Net loss	—	—	—	(140,101)	(140,101)

Balance as of March 31, 2021	6,088,288	$609	$5,140,305	$(140,903)	$5,000,011

Net loss	—	—	—	(107,503)	(107,503)

Common stock subject to possible redemption	10,749	1	107,493		107,494

Balance as of June 30, 2021	6,099,037	$610	$5,247,798	$(248,406)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(247,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(4,321)
Change in fair value of warrants	(60,500)
Changes in current assets and current liabilities:
Prepaid assets	(589,281)
Due to related party	47,857
Accounts payable and accrued expenses	6,050
Net cash used in operating activities	(847,799)

Cash Flows from Investing Activities:
Investment held in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	196,000,000
Proceeds from private placement	5,500,000
Repayment of promissory note to related party	(65,000)
Payments of offering costs	(434,513)
Net cash provided by financing activities	201,000,487

Net Change in Cash	152,688
Cash - Beginning of the period	32,956
Cash - end of the period	$185,644

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of common stock subject to possible redemption	$170,666,930
Change in value of common stock subject to possible redemption	$24,742,696
Initial fair value of liability associated with Private Warrants	$255,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

Note 1 - Organization, Business Operations and Going Concern

Bite Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on September 29, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the business combination.

The Company has selected December 31 as its fiscal year end.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through June 30, 2021 relates to the Company's formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Smart Dine, LLC, a Delaware limited liability company (the “Sponsor”).

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

Transaction costs of the IPO amounted to $4,091,138 consisting of $3,500,000 of underwriting discount and $590,616 of other cash offering costs and $522 of the fair value of the representative shares. In addition, on February 17, 2021, $1,159,210 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $185,644 in its operating bank account, and working capital of $600,557.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for common stock with respect to the founder shares, and the loan under an unsecured promissory note from the Sponsor of $82,500. The Company fully paid the outstanding amounts under the promissory note to the Sponsor on February 22, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. The Sponsor will provide all necessary financial support through Working Capital Loans, equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due through twelve months from the date the financial statements are issued.

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

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The accompanying interim unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its IPO which contains the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the SEC on February 16, 2021. The interim results for the three months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Cash Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in cash. At June 30, 2021, the Company had $200 million in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Accordingly, as of June 30, 2021, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

Fair Value Measurements

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 10,275,000 shares of common stock in the aggregate.

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

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption
Amortized Interest income on marketable securities held in trust	$2,830	$4,091
Less: interest available to be withdrawn for payment of taxes	(2,830)	(4,091)
Net income allocable to common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable common stock
Redeemable Common Stock, Basic and Diluted	19,551,712	13,790,093
Basic and Diluted net income per share, Redeemable Common Stock	$—	$—

Non-Redeemable Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income	$(107,503)	$(247,604)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(107,503)	$(247,604)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, common stock	6,088,288	6,070,238
Basic and diluted net loss per share, common stock	$(0.02)	$(0.04)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable 30 days after the completion of its initial business combination and will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant-holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holders that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

Note 5 - Related Party Transactions

Founder Shares

On October 30, 2020, the Sponsor purchased 4,312,500 shares of common stock for an aggregate purchase price of $25,000, or approximately $0.0058 per share. On February 11, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 718,750 shares with respect to the common stock, resulting in the initial stockholders holding 5,031,250 shares of common stock. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 656,250 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 25, 2021, the underwriters exercised the over-allotment option in part, of the 656,250 Founder Shares subject to forfeiture, 31,250 Founder Shares were forfeited and 625,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell their founder shares until the earlier of (i) one year after the date of the consummation of the initial business combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or earlier, in either case, if, subsequent to the initial business combination, the Company consummates a subsequent liquidation, merger, capital stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Due to Related Party

As of June 30, 2021, the amount due to related party is $47,857 which represent the accrual of administrative service fee from February 12, 2021 to June 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide non-interest bearing loans to the Company as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Units. At June 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees.

As of June 30, 2021, the Company accrued $47,857 for the administrative service fee.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Units, and Units that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to two demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

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

Business Combination Marketing Agreement

Additionally, the Company has engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount up to 3.5% of the gross proceeds of this offering (exclusive of any applicable finders’ fees which might become payable).

Representative Shares

On February 17, 2021, the Company issued to designees of EarlyBirdCapital 90,000 shares of common stock (the “representative shares”). The Company estimated the fair value of the stock to be $859,500 and was treated as underwriters’ compensation and charged directly to stockholders’ equity.

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Investment Held in Trust Account

June 30, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$200,004,321	—	—

At June 30, 2021, approximately $200 million of the balance in the Trust Account was held in cash.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at February 17, 2021, as adjusted	$255,750
Change in fair value of private warrant liabilities	(60,500)
Private warrant liabilities at June 30, 2021	$195,250

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

There were no transfers between Levels 1, 2 or 3 during the three months ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2021 and February 17, 2021:

	June 30, 2021	February 17, 2021
Exercise price	$11.50	$11.50
Share price	$9.67	$9.55
Volatility	13.0%	16.0%
Expected life of the options to convert	5.0	6.0
Risk-free rate	0.96%	0.76%
Dividend yield	—%	—%

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level 3	2021
Liabilities:
Warrant liabilities	$195,250	$195,250

Note 8 – Stockholder’s Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of June 30, 2021 and December 31, 2020, there were 6,099,037 and 5,031,250 shares, respectively, of common stock issued and outstanding, excluding 19,540,963 shares and zero shares, respectively, of common stock subject to redemption. Up to 656,250 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised for cash, securities or other property. On February 11, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 718,750 shares of common stock, resulting in the initial stockholders holding 5,031,250 shares of common stock. On February 25, 2021, the underwriters exercised the over-allotment option in part, of the 656,250 Founder Shares subject to forfeiture, 31,250 Founder Shares were forfeited and 625,000 Founders no longer subject to forfeiture.

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

All activity through June 30, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $107,503, which consisted primarily of a non-cash gain from the change in fair value of the Warrants of $66,000 and $176,490 related to formation costs, costs related to our initial public offering and franchise tax.

For the six months ended June 30, 2021, we had a net loss of $247,604, which consisted primarily of a non-cash gain from the change in fair value of the Warrants of $60,500 and $312,425 related to formation costs, costs related to our initial public offering and franchise tax.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

For the six months ended June 30, 2021, cash used in operating activities was $847,799. Net loss of $247,604 was affected by the non-cash gain on the change in fair value of the Warrants of $60,500, interest earned on investment held in the Trust Account of $4,321 and changes in operating assets and liabilities, which used $535,374 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities of $200,004,321 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination.

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

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), the underwriters of the IPO, purchased in a private placement, an aggregate of 500,000 units (the “Private Units”) at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,000,000. Each Private Unit consists of one share of common stock and one-half of one warrant. Among the Private Units, 470,000 were purchased by the Sponsor and 30,000 were purchased by EarlyBirdCapital.

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

To fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $0.90 per warrant, at the option of the lender.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on February 16, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC, except for the following additional risk factor:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101..INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2021 and incorporated by reference herein
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 2, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITE ACQUISITION CORP.

Date: August 24, 2021	By:	/s/ Alberto Ardura Gonzalez
	Name:	Alberto Ardura Gonzalez
	Title:	Chief Executive Officer

Date: August 24, 2021	By:	/s/ Axel Molet Warschawski
	Name:	Axel Molet Warschawski
	Title:	Chief Financial Officer