Form 10-Q
period 2021-09-30
Bite Acquisition Corp.
filed 2021-11-23
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.0001 per share and one-half of one warrant	BITE.U	The New York Stock Exchange
Common stock, par value $0.0001 per share	BITE	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	BITE.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 1, 2021, there were 25,640,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	Unaudited	Audited
Assets
Current assets:
Cash	$126,382	$32,956
Prepaid expenses	499,801	—
Deferred offering costs	—	176,703
Total current assets	626,183	209,659
Investment held in Trust Account	200,007,342	—
Total Assets	$200,633,525	$209,659

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$126,510	$—
Accrued offering costs	—	120,461
Due to related party	77,857	—
Promissory note - related party	—	65,000
Total current liabilities	204,367	185,461

Private warrant liability	160,050	—
Total long-term liabilities	160,050	—

Commitments

Common stock subject to possible redemption, 20,000,000 shares at September 30, 2021 redemption value	200,000,000	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 and 5,031,250 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (excluding 20,000,000 and zero shares subject to possible redemption, respectively) (1)	564	503
Additional paid-in capital	5,269,208	24,497
Accumulated deficit	(5,000,664)	(802)
Total Stockholders’ equity	269,108	24,198
Total Liabilities and Stockholders’ Equity	$200,633,525	$209,659

(1)	Includes up to 656,250 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7). On February 25, 2021, the underwriters partially exercised its over-allotment option, hence, 31,250 shares were forfeited, and the 625,000 shares of common stock are no longer subject to forfeiture since then.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months	Nine months
	Ended	Ended

	September 30, 2021
Operating expenses:
General and administrative costs	$178,741	$491,166
Loss from operations	(178,741)	(491,166)

Other income/(expenses)
Investment income from Trust	3,021	7,342
Change in fair value of private warrants	35,200	95,700
Total other income	38,221	103,042

Net loss	$(140,520)	$(388,124)

Basic and diluted weighted average Common Stock subject to redemption	20,000,000	16,470,588
Basic and diluted net income per Common Stock	$(0.01)	$(0.02)

Basic and diluted weighted average Common Stock	5,640,000	3,955,331
Basic and diluted net loss per Common Stock	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,031,250	$503	$24,497	$(802)	$24,198

Sale of 550,000 Private Placement units, including over-allotment, net of fair value of warrant liability	550,000	55	5,244,195	—	5,244,250

Shares forfeited due to partial exercise of over-allotment	(31,250)	(3)	3	—	—

Issuance of representative shares	90,000	9	513	—	522

Accretion to shares subject to possible redemption	—	—	—	(4,611,738)	(4,611,738)

Net loss	—	—	—	(140,101)	(140,101)

Balance as of March 31, 2021	5,640,000	$564	$5,269,208	$(4,752,641)	$517,131

Net loss	—	—	—	(107,503)	(107,503)

Balance as of June 30, 2021	5,640,000	$564	$5,269,208	$(4,860,144)	$409,628

Net loss	—	—	—	(140,520)	(140,520)

Balance as of September 30, 2021	5,640,000	$564	$5,269,208	$(5,000,664)	$269,108

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(388,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(7,342)
Change in fair value of warrants	(95,700)
Changes in current assets and current liabilities:
Prepaid assets	(499,801)
Due to related party	77,857
Accounts payable and accrued expenses	6,049
Net cash used in operating activities	(907,061)

Cash Flows from Investing Activities:
Investment held in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	196,000,000
Proceeds from private placement	5,500,000
Repayment of promissory note to related party	(65,000)
Payments of offering costs	(434,513)
Net cash provided by financing activities	201,000,487

Net Change in Cash	93,426
Cash - Beginning of the period	32,956
Cash - end of the period	$126,382

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of common stock subject to possible redemption	$170,666,930
Change in value of common stock subject to possible redemption	$29,333,070
Initial fair value of liability associated with Private Warrants	$255,750
Accretion to shares subject to possible redemption	$4,611,738

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through September 30, 2021 relates to the Company's formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Transaction costs of the IPO amounted to $4,611,738 consisting of $3,500,000 of underwriting discount and $611,738 of other cash offering costs. In addition, on February 17, 2021, $1,159,210 of cash was held outside of the Trust Account (as defined below) and was available for working capital purposes.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $126,382 in its operating bank account, and working capital of $421,816.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for common stock with respect to the founder shares, and the loan under an unsecured promissory note from the Sponsor of $82,500. The Company fully paid the outstanding amounts under the promissory note to the Sponsor on February 22, 2021. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. On September 1, 2021, the Sponsor agreed to provide all necessary financial support through Working Capital Loans, equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due through twelve months from the date the financial statements are issued. The agreement with the Sponsor will be available to the Company until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. Each loan would be payable upon the consummation of a business combination, without interest, convertible into units of the Company at a price of $10.00 per unit. If the Company does not complete a business combination, the Working Capital Loans will be forgiven.

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

Note 2— Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, analysis determined that the Company should restate its previously reported financial statements. The Company previously determined that the redeemable common shares subject to possible redemption would be equal to the redemption value of $10.00 per share while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. This approach had been common practice among Special Purpose Acquisition Companies (“SPACs”). On September 14, 2021, the SEC concluded that this historical presentation was incorrect and that according to ASC 480-10-S99, SPACs will need to classify all of their redeemable shares as temporary equity, regardless of such redemption limitation. The SEC further stated that SPACs should restate previously issued financial statements for the reclassification of redeemable shares from permanent to temporary equity. The Company determined that its Founder Shares, Representative Shares and the Private Placement are non-redeemable, therefore a reclassification adjustment to temporary equity of the remaining redeemable shares currently in permanent equity would be required along with a recalculation of EPS allocating losses to both redeemable and nonredeemable shares. The reclassification results in an adjustment to the initial carrying value of the common shares subject to possible redemption with the offset recorded to common shares and additional paid-in capital (limited to the amount remaining for non-redeemable common shares).

Such prior accounting did not have any effect on the Company’s previously reported investments held in trust or cash. This reclassification does not result in change to the Company’s total assets, liabilities, operating results or cash flows.

The impact of the revision on the Company’s financial statements is reflected in the following table:

	Previously
	Reported	Adjustment	As revised
Balance sheet as of March 31, 2021 (unaudited)
Common shares subject to redemption	$195,517,120	$4,482,880	$200,000,000

Common shares	$609	$(45)	$564
Additional paid-in capital	5,140,305	128,903	5,269,208
Accumulated deficit	(140,903)	(4,611,738)	(4,752,641)
Total stockholders’ equity (deficiency)	$5,000,011	$(4,482,880)	$517,131

Statement of operations for the three months ended March 31, 2021
Weighted average common shares subject to possible redemption	9,131,123	82,360	9,213,483
Basic and diluted net loss per share subject to possible redemption	$—	$(0.01)	$(0.01)

Weighted average non-redeemable common shares outstanding	4,885,321	(18,973)	4,866,348
Basic and diluted net loss per non-redeemable common share	$(0.03)	$0.01	$(0.01)

Balance sheet as of June 30, 2021 (unaudited)
Common shares subject to redemption	$195,409,626	$4,590,374	$200,000,000

Common shares	$610	$(46)	$564
Additional paid-in capital	5,247,798	21,410	5,269,208
Accumulated deficit	(248,406)	(4,611,738)	(4,860,144)
Total stockholders’ equity (deficiency)	$5,000,002	$(4,590,374)	$409,628

Statement of operations for the three months ended June 30, 2021
Weighted average common shares subject to possible redemption	19,551,712	448,288	20,000,000
Basic and diluted net loss per share subject to possible redemption	$—	$—	$—

Weighted average non-redeemable common shares outstanding	6,088,288	(448,288)	5,640,000
Basic and diluted net loss per non-redeemable common share	$(0.02)	$0.02	$—

Note 3 - Significant Accounting Policies

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

The accompanying interim unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its IPO which contains the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the SEC on February 16, 2021. The interim results for the three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Cash Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in cash. At September 30, 2021, the Company had approximately $200 million in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2021, the common stock subject to possible redemption reflected on the balance sheet is reconciled as follows:

As of September 30, 2021

Gross proceeds	$200,000,000
Less: Common stock issuance costs	(4,611,738)
Plus: Accretion of the carrying value to redemption value	4,611,738
Common stock subject to possible redemption	$200,000,000

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

Accordingly, as of September 30, 2021, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

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

The Company’s statements of operations include a presentation of loss per share for Common Stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. Net loss per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing the its proportional amount of net loss, by the weighted average number of redeemable Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable and Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable and Common Stock outstanding for the periods. Non-redeemable Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the three	For the six
	months ended	months ended
	September 30,	September 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Net loss allocable to common stock subject to possible redemption	$(109,610)	$(312,967)
Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	20,000,000	16,470,588
Basic and diluted net income per share, redeemable common stock	$(0.01)	$(0.02)

Non-Redeemable Common Stock
Numerator: Net loss minus redeemable net earnings
Net loss	$(140,520)	$(388,124)
Less: redeemable net loss	109,610	312,967
Non-redeemable net loss	$(30,910)	$(75,157)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	5,640,000	3,955,331
Basic and diluted net loss per share, common stock	$(0.01)	$(0.02)

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is evaluating ASU 2020-06 but does not believe that it will have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 — Initial Public Offering

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

Public Warrants

The Company has outstanding warrants to purchase an aggregate of 10,000,000 shares of the Company’s common stock issued in connection with the Initial Public Offering and the Private Placement (including warrants issued in connection with the underwriters’ partial exercise of their over-allotment option).

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

Note 5 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), the underwriters of the IPO, purchased an aggregate of 500,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,000,000. Each private unit consists of one share of common stock and one-half of one warrant (for a total outstanding 275,000 private warrants) . Among the Private Units, 470,000 Units were purchased by the Sponsor and 30,000 Units were purchased by EarlyBirdCapital.

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

Note 6 - Related Party Transactions

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

Due to Related Party

As of September 30, 2021, the amount due to related party is $77,857 which represent the accrual of administrative service fee from February 12, 2021 to September 30, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide non-interest bearing loans to the Company as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Units. At September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees.

As of September 30, 2021, the Company accrued $77,857 for the administrative service fee.

Note 7 - Commitments and Contingencies

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Investment Held in Trust Account

September 30, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$200,007,342	—	—

At September 30, 2021, approximately $200 million of the balance in the Trust Account was held in cash.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at February 17, 2021, as adjusted	$255,750
Change in fair value of private warrant liabilities	5,500
Private warrant liabilities at March 31, 2021	261,250
Change in fair value of private warrant liabilities	(66,000)
Private warrant liabilities at June 30, 2021	195,250
Change in fair value of private warrant liabilities	(35,200)
Private warrant liabilities at September 30, 2021	$160,050

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

There were no transfers between Levels 1, 2 or 3 during the three months ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2021 and February 17, 2021:

	September 30, 2021	February 17, 2021
Exercise price	$11.50	$11.50
Share price	$9.73	$9.55
Volatility	11.0%	16.0%
Expected life of the options to convert	5.0	6.0
Risk-free rate	1.11%	0.76%
Dividend yield	—%	—%

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level 3	2021
Liabilities:
Warrant liabilities	$160,050	$160,050

Note 9 – Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 5,640,000 and 5,031,250 shares, respectively, of common stock issued and outstanding, excluding 20,000,000 shares and zero shares, respectively, of common stock subject to redemption. Up to 656,250 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised for cash, securities or other property. On February 11, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 718,750 shares of common stock, resulting in the initial stockholders holding 5,031,250 shares of common stock. On February 25, 2021, the underwriters exercised the over-allotment option in part, of the 656,250 Founder Shares subject to forfeiture, 31,250 Founder Shares were forfeited and 625,000 Founders no longer subject to forfeiture.

Note 10 - Subsequent Events

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

All activity through September 30, 2021 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $140,520, which consisted primarily of a non-cash gain from the change in fair value of the Warrants of $35,200 and $178,741 related to formation costs, costs related to our initial public offering and franchise tax.

For the nine months ended September 30, 2021, we had a net loss of $388,124, which consisted primarily of a non-cash gain from the change in fair value of the Warrants of $95,700 and $491,166 related to formation costs, costs related to our initial public offering and franchise tax.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Sponsor.

For the nine months ended September 30, 2021, cash used in operating activities was $907,061. Net loss of $388,124 was affected by the non-cash gain on the change in fair value of the Warrants of $95,700, interest earned on investment held in the Trust Account of $7,342 and changes in operating assets and liabilities, which used $415,895 of cash from operating activities.

As of September 30, 2021, we had cash and marketable securities of $200,007,342 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending September 30, 2021, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity. In light of this identified material weaknesses as of September 30, 2021, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Due to the material weaknesses described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the third quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of fiscal 2021.

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

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management concluded that we identified material weaknesses in our internal controls over financial reporting regarding the classification redeemable common shares as components of permanent rather than temporary equity. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

BITE ACQUISITION CORP.

Date: November 23, 2021	By:	/s/ Alberto Ardura Gonzalez
	Name:	Alberto Ardura Gonzalez
	Title:	Chief Executive Officer

Date: November 23, 2021	By:	/s/ Axel Molet Warschawski
	Name:	Axel Molet Warschawski
	Title:	Chief Financial Officer