Form 10-K
period 2021-12-31
Bite Acquisition Corp.
filed 2022-03-31
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40055

BITE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3307316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 West Street, No. 28F
New York, NY 10004
(Address of principal executive offices)
(Zip Code)

(212) 608-2923
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share	BITE	The New York Stock Exchange
Warrants to purchase one share of common stock	BITE.WS	The New York Stock Exchange
Units, each consisting of one share of common stock and one-half of one redeemable warrant	BITE.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2021, based upon the closing price of $9.67 of the Registrant's Class A common stock as reported on the New York Stock Exchange, was approximately $193.4 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2022, there were 25,640,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the financial services and financial technology industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

We are a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. While we may pursue an initial business combination with a company in any sector or geography, we intend to focus our search on the traditional and non-traditional restaurant sectors in North America, which we refer to throughout this Annual Report as our Target Sector. We will seek to capitalize on the significant experience of our management team and advisor group in consummating an initial business combination with the goal of pursuing attractive returns for our stockholders.

On February 17, 2021, we completed an initial public offering (the “Offering,” or the “IPO”) of 17,500,000 units the (“Units”). Each Unit consists of one share of common stock, par value $0.0001 per share (the “Common Stock”) and one-half of one redeemable warrant (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-252406 and 333-253017). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the consummation of the Offering, the Company completed a private placement (the “Private Placement”) of an aggregate of 500,000 units at a price of $10.00 per unit, generating total gross proceeds of $5,000,000. On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000. Simultaneously with the closing of the over-allotment the Company consummated the private placement of an aggregate of 50,000 units (the “Option Private Units”) at a price of $10.00 per Option Private Unit, to the Sponsor and EarlyBirdCapital, generating total gross proceeds of $500,000.

A total of $200,000,000 of the net proceeds from the IPO, the Private Placement and the sale of the Units and Option Private Units, in connection with the underwriters’ partial exercise of their over-allotment was deposited in a trust account established for the benefit of the Company’s public stockholders.

Our Management Team and Advisors

Our management team members have significant experience in structuring deals and optimizing traditional and non-traditional restaurant operations, selecting the real estate locations they believe will best serve such restaurant operations and identifying growing brands, developing or scaling new brands or taking advantage of the best, cutting edge technology available for the industry. The members of our team have a long track record of operating restaurants successfully and delivering consistent positive results to its shareholders. Collectively, they possess a wide-ranging set of competencies, in relation with the North American traditional and non-traditional restaurant industry, as well as a deep knowledge of how to structure deals and financial transactions, all resulting in an extensive track record of growth and creation of value.

Our Chairman, Rafael Felipe de Jesús Aguirre Gómez is an entrepreneur with over 35 years of experience in food and beverage operations, real estate, entertainment, retail and broadcasting. Mr. Aguirre is the founder, CEO and Chairman of Mera Corporation (“Mera”). He founded Mera in 1991, which is an international food and beverage operator headquartered in Cancun, Mexico, that operates over 150 restaurant locations in five different countries. Mera began operating a franchise of Pat O’Brien, which served over 3,000 guests daily. Following this endeavor, Mr. Aguirre rapidly incorporated other franchises into Mera’s growing brand portfolio. His growth into airports proved pivotal, as he expanded Mera’s operations into 17 airports, in five countries: Mexico, U.S. (Burbank and Raleigh), Colombia, Ecuador and Panama and Mexican cruise ports. Today, Mera successfully and diligently operates more than 40 brands in these venues, including Wolfgang Puck, Guy Fieri, Margaritaville, Starbucks’s, Panda, Johnny Rocket’s, and Bubba Gump, among other highly successful international brands. With over 3,000 employees, Mera serves more than 55 million passengers per year at the airports where it operates. Prior to founding Mera, Mr. Aguirre was an executive at Grupo Radio Centro, S.A.B. de C.V., one of Mexico’s largest broadcasting companies, where he eventually became Vice President of the group’s production company and then headed the group’s entertainment and tourism ventures, including a hotel and shopping center. As a board member and trust overseer of the family trust of Grupo Radio Centro, S.A.B. de C.V., Mr. Aguirre also participated in the company’s initial public offering in the Mexican Stock Exchange (Bolsa Mexicana de Valores) and the NYSE. Mr. Aguirre currently serves as Chairman of the Yucatan Peninsula Division of the National Advisory Council of CitiBanamex (the Mexican division of Citibank) and serves as Honorary Consul for India in the state of Quintana Roo, Mexico. He also is a member of the board of trustees of Fundación FUNED and Fundación Ciudad de la Alegria. Mr. Aguirre previously served as Chairman of Nacional Financiera, Quintana Roo Chapter (a Mexican development bank), Chairman of the founding board of trustees of Universidad Anahuac in Cancun, member of the board of trustees of the Red Cross in Quintana Roo and Vice President of the Business Council in Quintana Roo. Mr. Aguirre has been recognized for his philanthropic endeavors to support health, poverty relief and education.

Our Chief Executive Officer and director, Alberto Ardura González, has more than 35 years of experience in the financial industry and has advised numerous companies on M&A transactions and on structuring and underwriting public and private issuances of equity and debt. From 2002 to 2009, Mr. Ardura was the Chief Country Manager and Head of Fixed Income Currencies and Commodities at Merrill Lynch Mexico, S.A. de C.V., the leading investment bank in Mexico at the time. In 2009, Mr. Ardura joined Deustsche Bank, A.G. in New York City as Head of Latin America Capital Markets and Treasury Solutions, advising over 350 clients in raising several hundred billion dollars in debt and equity financing in the public and private markets, as well as advising several clients in restructurings transactions. During such time, Mr. Ardura also was also responsible for Deutsche Banks’s local operations in Brazil, Mexico, Chile, Perú and Argentina, and was a member of Deutsche Bank’s Global Emerging Markets Committee, Latin America Investment Committee, and Americas Investment Banking Executive Committee. He was later appointed as Vice Chairman of Corporate Finance for Latin America. From 2017 to 2019, he was a Managing Director leading the Latin America Investment Banking and Client Coverage division at Nomura Securities. Inc. In 2019, Mr. Ardura founded his own advisory firm, Pier A Capital Solutions, Inc., focusing on M&A and private debt and equity financing transactions for clients across Latin America. Mr. Ardura has served on several boards of directors including Banca Promex, S.A. de C.V., Valores Finamex, S.A. de C.V. Merrill Lynch México, Casa de Bolsa, S.A. de C.V. He currently serves on the board of directors of Eric Kayser Mexico, S.A.P.I. de C.V. He is also founder and director of the Coscomate Hospitality Group, LLC, with operations in the U.S., Mexico, and Spain, where Mr. Ardura has gained extensive knowledge of the restaurant industry. We believe Mr. Ardura’s knowledge of the U.S. capital markets and institutional investors will help us to structure, negotiate and execute an initial business combination.

Our Chief Financial Officer, Axel Molet Warschawski, has been a finance and private equity executive for over 15 years. In 2013, he joined Mera, where he currently serves as Executive Vice President, supervising all the support areas, including finance and administration, human resources, IT and legal. Mr. Molet also serves as Executive Vice President of Sonec Inmobiliaria, a subsidiary of Mera that operates Mera’s real estate division. Prior to joining Mera and Sonec Inmobiliaria, Mr. Molet worked at Nexxus Capital, one of Mexico’s largest private equity funds, where he was actively involved in its private equity investments, including deal sourcing, due diligence, negotiations, structuring and operating and selling portfolio companies. During this period, he also directly worked in some of the portfolio companies, including Grupo Sports World, a leading operator of family fitness clubs in Mexico and Harmon Hall Holding, one of Mexico’s leading English language teaching companies.

Randall Hiatt is one of our independent directors. He has been involved in the restaurant industry for over 40 years. Mr. Hiatt is the founder of Fessel International, Inc., an international restaurant consulting firm founded in 1988 with offices in in Sierra Madre, California and an affiliated office in Tokyo, Japan. He was President of Fessel International from its inception until 2014 and is still providing advice to the firm. Fessel International advises restaurants in business strategies and planning for major projects, concept development, site selection, operational analysis and marketing research. Fessel International’s past and present clients include Walt Disney Company, PF Chang, Fleming’s Steakhouse, Peabody Hotels, Maxim’s Restaurants (Hong Kong), Mall of America, The Stafford Hotel London, Nando´s (South Africa), Paramount Studios and Parks, and the City of San Antonio. During Mr. Hiatt’s tenure at Fessel International, he worked on projects involving thousands of restaurants in over 60 countries, from fast food to fine dining. His expertise and consulting projects focus on strategic planning, operational analysis and refinement, marketing research, real estate growth strategies, market entry analysis and corporate optimization. Mr. Hiatt’s prior experience includes twelve years working for the Walt Disney Company in restaurant operations, financial analysis and project development during which, among other things, he oversaw the complete restaurant development for EPCOT Center and Tokyo Disneyland. From 1983 to 1988, he was the Vice President of Food and Beverage for the 800-unit Grace Restaurant Company and Vice President of Operations for its successor, Restaurant Enterprises where he operated over fifty restaurants in multiple states. Mr. Randall is a board member of Palmas Restaurants in Orlando, Florida, and Senior Advisor to Mera Corporation. He is a former Board Member of Ruby’s Diner, Fatburger and R.W. Smith, a restaurant design and supply company. He is also a former director of the Florida Restaurant Association.

Joseph C. Essa is one of our independent directors. Mr. Essa is one of the most prestigious and experienced restaurant CEOs in the U.S. with more than two decades experience as founder, investor, operator and executive in the restaurant industry. He has deep knowledge of brands, chefs and trends in the restaurant industry. Mr. Essa has successfully operated fast casual, casual and fine dining restaurants in demanding markets in the U.S. including New York, Las Vegas, and Los Angeles, as well as in several major international cities such as Tokyo, Shanghai, and Dubai. Currently, Mr. Essa serves as President & CEO of MKM Hospitality Group. Mr. Essa has also served as the President and CEO of the Thomas Keller Restaurant Group, a collection of luxury, fine and casual dining restaurants, as the President and CEO of Wolfgang Puck Worldwide, , and is a past chair of the National Restaurant Association. Mr. Essa has extensive experience in directing and building global restaurants and related consumer product brands and is an expert in restaurant growth strategy. Mr. Essa is an innovative leader who prides himself in taking a collaborative approach to work culture. He is a Certified Public Accountant, who graduated from Boston College with a Bachelor of Science in accounting and finance.

Julia A. Stewart is one of our independent directors. Over the course of her career, Ms. Stewart has been instrumental in building global businesses and developing strong brands. Ms. Stewart has served as the Chair and Chief Executive Officer of Alurx, Inc., a specialty products company focused on health and wellness, since January 2020 and since 2003 has served on the board of directors of Avery Dennison Corporation (NYSE: AVY), a multi-national Fortune 500 company. She has also served on the board of directors of Fogo de Chao restaurants since 2017. In 2001 she became the Chief Executive Officer of IHOP restaurants, where she participated in the $2.4 billion acquisition of Applebee’s, a leading casual dining chain where she was previously the President. She continued as Chief Executive Officer and Chair of the combined company, Dine Brands Global, Inc. (formerly DineEquity, Inc.) (NYSE: DIN) until 2017. With over 3,700 restaurants in 22 countries, 250,000 team members and $9 billion in system sales as of 2016, Dine Brands Global, Inc. became the largest sit-down restaurant company in the world. She has advised a wide number of private equity and investment banking firms, including Rhone Capital on their acquisition of Fogo de Chao restaurants. Ms. Stewart’s leadership experience also includes positions in operations, franchising and marketing with Taco Bell, Stuart Anderson Black Angus, Burger King and Carl’s Jr. Ms. Stewart is a founding member of the Women’s Foodservice Forum in 2008 she was listed as one of Fortune Magazine’s 50 Most Powerful Women in the U.S. and was the recipient of Nations’ Restaurant News “Operator of the Year” in 2005 and 2015.

German González Bernal, an advisor of ours, is a seasoned entrepreneur with unique recognition in the restaurant industry through-out North America. Mr. González is a well-rounded businessman with more than 30 years developing operating and managing profitable cross-industry businesses, both in Mexico and in the U.S. He was the founding partner, lead investor and operator of several owned successful concepts of traditional and non-traditional restaurants since 1994, until their acquisition in 2018 by Areas, a Spanish company and one of the largest non-traditional restaurant operators in Europe and Latin America. In 2014, Mr. González was one of the founders of and currently chairs Coscomate Hospitality Group, LLC, recognized today as one of the best in class restaurant hospitality groups in Mexico with operations also in the U.S. and Spain. Coscomate Hospitality Group, LLC operated premium brands such as Maison Kayser in Mexico and Spain, Carmela y Sal, an awarded casual dining restaurant with Chef Gaby Ruiz in Mexico City, and Tzuco with Chef Carlos Gaytan in Chicago, Illinois. Mr. González understands the trends and dynamics of the North American restaurant industry as he is one of only 30 members of the board of directors of the National Restaurant Association of the United States, as well as Vice President of the Mexican National Chamber of the Restaurants. Mr. González has public markets experience, as the CEO of Latin-American operations of Colfax Corporation (NYSE: CFX) between 2010 and 2013. He held courses as professor at the Universidad Panamericana in Mexico City, and the Center of Superior Studies of San Angel for hospitality (CESSA), also in Mexico City.

We believe our management team and advisor bring the set of expertise and skills necessary to identify and execute our initial business combination and will enhance our ability to execute upon various value creation initiatives after the successful completion of our initial business combination.

Business Strategy

Our business strategy is to focus on brands that have robust development potential in national and international markets, and that have product offerings suitable for multi-generational and diverse ethnic palettes. We will look for a company or companies with strong and effective business practices in place and support the existing management team to accelerate growth with the additive experience and relationships from our management team and advisor. Our management team has broad and differentiated experience with all restaurant operational formats, national and international market development and the related finance, accounting, inventory management, marketing, real estate, consumer product and technology strength, providing the ability to grow any targeted acquisition.

Our management team members are experienced owners, directors, operators, financiers and advisors with deep experience driving growth to its companies and clients. They have significant experience in structuring deals and optimizing traditional and non-traditional restaurant operations, selecting the real estate locations they believe will best serve such restaurant operations and identifying growing brands, developing or scaling new brands or taking advantage of the best, cutting edge technology available for the industry. Our development approach will be to support and enhance efficiencies in operations, manufactured product, distribution, shared overhead services and media penetration. Our management team has long standing and broad real estate development relationships to facilitate efficient and thoughtful expansion.

Our team’s philosophy is based on brand building rooted in the fundamentals of consistent warm and gracious service, operational integrity, thorough staff training and the targeted use of social media and technology advances to build lasting customer loyalty. We are also very financially astute in restaurant economics and discipline, and fully understand the role of guest and staff safety in the COVID-19 environment and beyond.

We intend to combine with a business that currently has moved, or is easily adaptable, to new approaches to customer communications and ordering, understands the dynamics of serving customers at its restaurants and at home, and has adopted new guest-facing and control/systems technologies. We will also look for traditional, well-maintained restaurants brands with strong growth potential.

In the current business climate, our goal is to identify a company that can benefit from added leadership expertise, broader access to capital markets and technology, and is at the inflection point where high growth is required in its upcoming operational phase.

Our Criteria

Consistent with our business strategy and the market opportunities, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating combination opportunities, although we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines.

We intend to seek to acquire companies that fit the following criteria:

●	Restaurant companies that are performance leaders in their market segment, whether it is traditional or non-traditional. Restaurant performance leaders are identified by above average sales per unit, strong profit per unit, excellent return on investment ratio, market share/consumer acceptance and/or organizational strength.
●	Companies that have apparent and accessible growth opportunities, either through organic growth or acquisition.
●	A proven concept(s) in multiple marketplaces and/or trade areas, and strong brand recognition.
●	Ready to benefit from additional avenues of capital access, technology, and from our leadership team’s expertise in profitably growing businesses, finding operational efficiencies and broad knowledge of the restaurant industry.
●	Using or quickly adaptable to proven technologies that drive sales and operating results.
●	Has an enterprise value in the $400-$850 million range or higher at the time of the business combination: and
●	Will provide an attractive return on investment for our shareholders.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of an initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, guidelines, and criteria that our management team may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the Securities and Exchange Commission (the “SEC”).

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team will directly or indirectly own founder shares and/or private units following the offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and independent directors have agreed not to become officers or directors of any other special purpose acquisition company that has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 17, 2023.

Initial Business Combination

The NYSE listing rules require that we must consummate an initial business combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. If our securities are not listed on NYSE after the offering, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NYSE at the time of our initial business combination.

We anticipate structuring our initial business combination so that the post transaction company in which our public stockholders’ own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Status as a Public Company

We believe that our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares of common stock or for a combination of our shares of common stock and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find this avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become a public company, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Public company status can offer further benefits by enhancing a company’s profile among potential new customers and vendors and attracting talented employees. While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These limitations include constraints on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position

With funds in the trust account of approximately $200,000,000 available to use for a business combination (assuming no stockholder seeks conversion of their public shares or seeks to sell their shares to us in any tender offer in relation to such business combination and before payment of a fee to EarlyBirdCapital of  $7,000,000), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the offering. We intend to utilize cash derived from the proceeds of the offering and the private placement of private units, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors in the offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a target business and structuring of our initial business combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above under the caption “Our Criteria.” In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;
●	growth potential;
●	brand recognition and potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry;
●	stage of development of the products, processes or services;
●	existing distribution and potential for expansion;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
●	impact of regulation on the business;
●	regulatory environment of the industry;
●	costs associated with effecting the business combination;
●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Lack of business diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target’s management team

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of our common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial stockholders; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law or applicable stock exchange rules or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 24 months from the closing of the offering in order to be able to receive a pro rata share of the trust account.

Our sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock in the offering or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to convert their shares, our officers, directors, sponsor, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of conversions. Notwithstanding the foregoing, our officers, directors, sponsor, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the offering or purchased by them in the offering or in the aftermarket. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Limitation on Conversion upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct conversions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to more than an aggregate of 15% of the shares sold in the offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their conversion rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the offering could threaten to exercise its conversion rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to convert no more than 15% of the shares sold in the offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of the offering to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to convert their public shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following our 24th month, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after the offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our 24th month and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares and private shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 24 months from the closing of the offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to convert their public shares upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person. Our sponsor, initial stockholders, officers and directors have agreed to waive any conversion rights with respect to any founder shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●	if our initial business combination is not consummated within 24 months from the closing of the offering, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;
●	upon the consummation of the offering, $175,000,000, or approximately $201,250,000 if the over-allotment option is exercised in full, shall be placed into the trust account;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in the offering on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full- time employees prior to the consummation of a business combination.

Our Website

Our corporate website address is www.biteacquisitioncorp.com. The information contained on, or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this Annual Report.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

RISKS FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	we are a newly formed company with no operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections normally afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of additional equity and/or debt securities to complete a business combination, which would dilute the interest of our stockholders;
●	third-party claims reducing the per-share redemption price;
●	negative rate of interest for securities in which we invest the funds held in the trust account, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be reduced;
●	failure to enforce our sponsor’s indemnification obligations;
●	holders of warrants could be limited to exercising warrants only on a “cashless basis” if we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	ability to successfully effect a business combination and to be successful thereafter, which will be totally dependent upon the efforts of our key personnel;
●	conflicts of interest of our officers and directors in determining whether a particular target business is appropriate for a business combination;
●	the delisting of our securities by the NYSE;
●	ability of our stockholders to conduct conversions in connection with our initial business combination pursuant to the tender offer rules;
●	non-comparable performance against other public companies;
●	ability to only complete one business combination, causing dependence on a single business which may have a limited number of products or services;
●	our competitors may have advantages over us in seeking business combinations due to our structure;

●	ability to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business;
●	our initial stockholders controlling a substantial interest in us and may influence certain actions requiring a stockholder vote;
●	immediate and substantial dilution from the purchase of our shares of common stock;
●	outstanding warrants could have an adverse effect on the market price of our common stock;
●	disadvantageous timing for redeeming unexpired warrants;
●	the exercise of registration rights by our security holders may have an adverse effect on the market price of our shares of common stock;
●	the requirement to complete an initial business combination within 24 months may give potential target businesses leverage over us in negotiating a business combination;
●	the impact of the coronavirus (COVID-19) pandemic and the status of debt and equity markets;
●	resources spent researching acquisitions that are not consummated;
●	there is currently no market for our securities and a market for our securities may not develop;
●	changes in laws or regulations, or our failure to comply with any laws and regulations;
●	cyber incidents or attacks directed at us, resulting in information theft, data corruption, operational disruption and/or financial loss; and
●	uncertain or adverse U.S. federal income tax consequences.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team and their respective affiliates is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team and their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 24 months before receiving distributions from the trust account.

We have until February 17, 2023 to complete a business combination, unless our stockholders approve an amendment to our amended and restated certificate of incorporation to extend such period. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto or unless we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Annual Report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 upon the successful consummation of the offering and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we will have a longer period of time to complete such a business combination than we would if we were subject to such rule.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Annual Report would not be applicable and you would be investing in our company without any basis on which to evaluate the potential target business we may acquire.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Annual Report although we have no current intention to do so. Accordingly, investors may be making an investment in our company without any basis on which to evaluate the potential target business we may acquire. Regardless of whether or not we deviate from the acquisition criteria or guidelines in connection with any proposed business combination, investors will always be given the opportunity to convert their shares or sell them to us in a tender offer in connection with any proposed business combination as described in this Annual Report.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Pursuant to our amended and restated certificate of incorporation we are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Currently, there are 74,360,000 authorized but unissued shares of common stock available for issuance. Immediately after the consummation of the offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of common stock to redeem the warrants as described in “Description of Securities — Warrants.” However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our sponsor, initial stockholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to convert their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

If the net proceeds of the offering not being held in trust are insufficient to allow us to operate at least until February 17, 2023, we may be unable to complete a business combination.

Of the net proceeds of the offering, only approximately $650,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of the offering, such funds will be sufficient to allow us to operate at least until February 17, 2023; however, we cannot assure you that our estimate is accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, initial stockholders, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements.

Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this Annual Report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the closing of the offering. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

The private warrants may be exercised at a time when the public warrants may not be exercised.

Once the private warrants become exercisable, such warrants may immediately be exercised on a cashless basis, at the holder’s option, so long as they are held by the initial purchasers or their permitted transferees. The public warrants, however, will only be exercisable on a cashless basis at the option of the holders if we fail to register the shares issuable upon exercise of the warrants under the Securities Act within 90 days following the closing of our initial business combination. Accordingly, it is possible that the holders of the private warrants could exercise such warrants at a time when the holders of public warrants could not.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder (i) to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report, or to cure, correct or supplement any defective provision, or (ii) to add or change any other provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the interests of the registered holders of the warrants. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our warrant agreement designatse the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (the “Newly Issued Price”),
●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
●	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may pursue an acquisition opportunity in any business industry or sector we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the offering than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor has waived its right to convert its founder shares or any other shares purchased in the offering or thereafter, or to receive distributions from the trust account with respect to its founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to the offering, as well as the private units and any warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law.

EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in the offering only if we consummate our initial business combination. Additionally, the representative shares and the private units EarlyBirdCapital is purchasing in connection with the offering will be worthless if we do not consummate an initial business combination. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with an initial business combination.

The NYSE may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants have been listed on the NYSE. Although we expect to meet the NYSE’s minimum initial listing standards, which generally only require that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that the NYSE will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. The NYSE will also have discretionary authority to not approve our listing if it determines that the listing of the company to be acquired is against public policy at that time.

If the NYSE delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our shares of common stock and warrants will be listed on the NYSE, our units, shares of common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If we seek stockholder approval of our initial business combination and we do not conduct conversions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct conversions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to more than an aggregate of 15% of the shares sold in the offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to convert the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive conversion distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our common stock held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We may only be able to complete one business combination with the proceeds of the offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, initial stockholders, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. The ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. In this regard, the terms of our warrants are different than the warrants offered by other similarly structured blank check companies in that they can be exercised within 12 months of the offering if we complete an initial business combination within such period of time, as opposed to the later of 30 days after the completion of an initial business combination and 12 months from the date of the offering. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the offering, together with interest earned on the funds held in the trust account available to us, will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders currently own approximately 22% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors, initial stockholders or their affiliates has indicated any intention to purchase units in the offering or any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination and pursuant to the letter agreement, our initial stockholders, including our sponsor, as well as all of our officers and directors, have agreed to vote their founder shares, private shares and any public shares of common stock purchased during or after the offering (including in open market and privately negotiated transactions) in favor of such proposed business combination. Accordingly, in addition to our initial stockholders’ founder shares and private shares, we would need only 6,267,501, or approximately 31.3% (assuming all outstanding shares are voted) of the 20,000,000 public shares sold in the offering to be voted in favor of an initial business combination in order to have our initial business combination approved.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until February 17, 2023. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 10,000,000 shares of common stock as part of the units offered by the offering and private warrants included within the private units to purchase 275,000 shares of common stock. We may also issue other units to our sponsor, initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us as described in this Annual Report. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private warrants and any warrants underlying additional units issued to our sponsor, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to us) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any private warrants) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

The holders of the majority of the founder shares are entitled to make a demand that we register the resale of the founder shares at any time commencing three months prior to the date on which the founder shares may be released from escrow. Additionally, the holders of the private units and any units and warrants our sponsor, initial stockholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the private units and any other units and warrants we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase a multiple of two units, the number of warrants issuable to you upon separation of the units will be rounded down to the nearest whole number of warrants. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post- combination debt financing.

The requirement that we complete an initial business combination before February 17, 2023 may give potential target businesses leverage over us in negotiating a business combination.

We have until February 17, 2023 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of the offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the coronavirus (COVID-19) pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00” and other risk factors.

We face risks related to the Target Sector.

Business combinations with businesses in the Target Sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks: accelerating labor rates, food price fluctuations, technology obsolescence, changing consumer behaviors, competition generally, and potentially unavailable or unaffordable real estate.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the Target Sector. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID_19) pandemic and the status of debt and equity markets.

The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our sponsor, initial stockholders, officers, directors or their affiliates. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

After consultation with our independent registered public accounting firm, our management concluded that we identified material weaknesses in our internal controls over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses in our internal control over financial reporting, the change in accounting for the public shares, and other matters raised or that may in the future be raised by the SEC, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 30 West Street, New York, NY 10004. The cost for this space is included in the $10,000 per-month administrative fee our sponsor will charge us for general and administrative services, including office space, utilities and administrative support, commencing on the date of this Annual Report, pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services, that the administrative fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the NYSE. Each of our units consists of one share of common stock and one-half of one warrant and, commencing on February 12, 2021, trades on the NYSE under the symbol “BITE.U.” The common stock and warrants underlying our units began trading separately on the NYSE under the symbols “BITE” and “BITE.WS,” respectively, on April 5, 2021.

Holders of Record

On March 15, 2022, there were three holders of record of our units and one holder of record of our common stock and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On February 17, 2021, we completed an initial public offering (the “Offering”) of 17,500,000 units the (“Units”). Each Unit consists of one share of common stock, par value $0.0001 per share (the “Common Stock”) and one-half of one redeemable warrant (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-252406 and 333-253017). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $175,000,000. Simultaneously with the consummation of the Offering, the Company completed a private placement (the “Private Placement”) of an aggregate of 500,000 units at a price of $10.00 per unit, generating total gross proceeds of $5,000,000. On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000. Simultaneously with the closing of the over-allotment the Company consummated the private placement of an aggregate of 50,000 units (the “Option Private Units”) at a price of $10.00 per Option Private Unit, to the Sponsor and EarlyBirdCapital, generating total gross proceeds of $500,000.

A total of $200,000,000 of the net proceeds from the IPO, the Private Placement and the sale of the Units and Option Private Warrants in connection with the underwriters’ partial exercise of their over-allotment was deposited in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Company acting as trustee.We paid a total of $3,500,000 in underwriting discounts and $611,738 for other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”," "Business" and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Bite” refer to Bite Acquisition Corp.

Overview

We were formed on September 29, 2020 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus our search for target businesses in the Target Sector. We intend to utilize cash derived from the proceeds of the offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our stockholders;
●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we do not expect to generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $798,333, consisting of operating and formation costs of $919,694, change in fair value of warrants of $110,000 and interest income of $11,361.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2021, we had $89,393 in cash and working capital deficit of $6,712. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to pay our taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $350; where assumed par value would be (1) our total gross assets following the IPO, divided by (2) our total issued shares of common stock following the IPO, multiplied by (3) the number of our authorized shares following the IPO. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of the IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Clasification

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2021 and March 9, 2021, the private placement warrants were accounted for as liabilities, and the public warrants were accounted for as temporary equity.

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

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Prior to the closing of the IPO, we had not completed an assessment, nor has our independent registered public accounting firm tested our systems of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and we may work with the target to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;
●	reconciliation of accounts;
●	proper recording of expenses and liabilities in the period to which they relate;
●	evidence of internal review and approval of accounting transactions;
●	documentation of processes, assumptions and conclusions underlying significant estimates; and
●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain an independent auditor to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the IPO and the sale of the private placement warrants held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Review

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Annual Report as we have not conducted any operations to date.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-20 following Item 15, which comprise a portion of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending September 30, 2021, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity. In light of this identified material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer, or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

Changes in internal controls over financial reporting.

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

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the third quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the course of fiscal 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Rafael Felipe de Jesús Aguirre Gómez	63	Chairman of the Board
Jeff Alberto Ardura González	59	Chief Executive Officer and Director
Axel Molet Warschawski	41	Chief Financial Officer
Randall Hiatt	72	Director
Joseph C. Essa	64	Director
Julia A. Stewart	66	Director

Rafael Felipe de Jesús Aguirre Gómez, who has served as our Chairman since our inception, is an entrepreneur with over 35 years of experience in food and beverage operations, real estate, entertainment, retail and broadcasting. Mr. Aguirre is the founder, CEO and Chairman of Mera Corporation (“Mera”). He founded Mera in 1991, which is an international food and beverage operator headquartered in Cancun, Mexico, that operates over 150 restaurant locations in five different countries. Mera began operating a franchise of Pat O’Brien, which served over 3,000 guests daily. Following this endeavor, Mr. Aguirre rapidly incorporated other franchises into Mera’s growing brand portfolio. His growth into airports proved pivotal, as he expanded Mera’s operations into 17 airports, in five countries: Mexico, U.S. (Burbank and Raleigh), Colombia, Ecuador and Panama and Mexican cruise ports. Today, Mera successfully and diligently operates more than 40 brands in these venues, including Wolfgang Puck, Guy Fieri, Margaritaville, Starbucks’s, Panda, Johnny Rocket’s, and Bubba Gump, among other highly successful international brands. With over 3,000 employees, Mera serves more than 55 million passengers per year at the airports where it operates. Prior to founding Mera, Mr. Aguirre was an executive at Grupo Radio Centro, S.A.B. de C.V., one of Mexico’s largest broadcasting companies, where he eventually became Vice President of the group’s production company and then headed the group’s entertainment and tourism ventures, including a hotel and shopping center. As a board member and trust overseer of the family trust of Grupo Radio Centro, S.A.B. de C.V., Mr. Aguirre also participated in the company’s initial public offering in the Mexican Stock Exchange (Bolsa Mexicana de Valores) and the NYSE. Mr. Aguirre currently serves as Chairman of the Yucatan Peninsula Division of the National Advisory Council of CitiBanamex (the Mexican division of Citibank) and serves as Honorary Consul for India in the state of Quintana Roo, Mexico. He also is a member of the board of trustees of Fundación FUNED and Fundación Ciudad de la Alegria. Mr. Aguirre previously served as Chairman of Nacional Financiera, Quintana Roo Chapter (a Mexican development bank), Chairman of the founding board of trustees of Universidad Anahuac in Cancun, member of the board of trustees of the Red Cross in Quintana Roo and Vice President of the Business Council in Quintana Roo. Mr. Aguirre has been recognized for his philanthropic endeavors to support health, poverty relief and education.

Alberto Ardura González, who has served as our Chief Executive Officer since our inception and serves on our board of directors, has more than 35 years of experience in the financial industry and has advised numerous companies on M&A transactions and on structuring and underwriting public and private issuances of equity and debt. From 2002 to 2009, Mr. Ardura was the Chief Country Manager and Head of Fixed Income Currencies and Commodities at Merrill Lynch Mexico, S.A. de C.V., the leading investment bank in Mexico at the time. In 2009, Mr. Ardura joined Deustsche Bank, A.G. in New York City as Head of Latin America Capital Markets and Treasury Solutions, advising over 350 clients in raising several hundred billion dollars in debt and equity financing in the public and private markets, as well as advising several clients in restructurings transactions. During such time, Mr. Ardura also was also responsible for Deutsche Banks’s local operations in Brazil, Mexico, Chile, Perú and Argentina, and was a member of Deutsche Bank’s Global Emerging Markets Committee, Latin America Investment Committee, and Americas Investment Banking Executive Committee. He was later appointed as Vice Chairman of Corporate Finance for Latin America. From 2017 to 2019, he was a Managing Director leading the Latin America Investment Banking and Client Coverage division at Nomura Securities. Inc. In 2019, Mr. Ardura founded his own advisory firm, Pier A Capital Solutions, Inc., focusing on M&A and private debt and equity financing transactions for clients across Latin America. Mr. Ardura has served on several boards of directors including Banca Promex, S.A. de C.V., Valores Finamex, S.A. de C.V. Merrill Lynch México, Casa de Bolsa, S.A. de C.V. He currently serves on the board of directors of Eric Kayser Mexico, S.A.P.I. de C.V. He is also founder and director of the Coscomate Hospitality Group, LLC, with operations in the U.S., Mexico, and Spain, where Mr. Ardura has gained extensive knowledge of the restaurant industry. We believe Mr. Ardura’s knowledge of the U.S. capital markets and institutional investors will help us to structure, negotiate and execute an initial business combination.

Axel Molet Warschawski, who has served as our Chief Financial Officer since our inception, has been a finance and private equity executive for over 15 years. In 2013, he joined Mera, where he currently serves as Executive Vice President, supervising all the support areas, including finance and administration, human resources, IT and legal. Mr. Molet also serves as Executive Vice President of Sonec Inmobiliaria, a subsidiary of Mera that operates Mera’s real estate division. Prior to joining Mera and Sonec Inmobiliaria, Mr. Molet worked at Nexxus Capital, one of Mexico’s largest private equity funds, where he was actively involved in its private equity investments, including deal sourcing, due diligence, negotiations, structuring and operating and selling portfolio companies. During this period, he also directly worked in some of the portfolio companies, including Grupo Sports World, a leading operator of family fitness clubs in Mexico and Harmon Hall Holding, one of Mexico’s leading English language teaching companies.

Randall Hiatt, one of our independent directors, has been involved in the restaurant industry for over 40 years. Mr. Hiatt is the founder of Fessel International, Inc., an international restaurant consulting firm founded in 1988 with offices in in Sierra Madre, California and an affiliated office in Tokyo, Japan. He was President of Fessel International from its inception until 2014 and is still providing advice to the firm. Fessel International advises restaurants in business strategies and planning for major projects, concept development, site selection, operational analysis and marketing research. Fessel International’s past and present clients include Walt Disney Company, PF Chang, Fleming’s Steakhouse, Peabody Hotels, Maxim’s Restaurants (Hong Kong), Mall of America, The Stafford Hotel London, Nando´s (South Africa), Paramount Studios and Parks, and the City of San Antonio. During Mr. Hiatt’s tenure at Fessel International, he worked on projects involving thousands of restaurants in over 60 countries, from fast food to fine dining. His expertise and consulting projects focus on strategic planning, operational analysis and refinement, marketing research, real estate growth strategies, market entry analysis and corporate optimization. Mr. Hiatt’s prior experience includes twelve years working for the Walt Disney Company in restaurant operations, financial analysis and project development during which, among other things, he oversaw the complete restaurant development for EPCOT Center and Tokyo Disneyland. From 1983 to 1988, he was the Vice President of Food and Beverage for the 800-unit Grace Restaurant Company and Vice President of Operations for its successor, Restaurant Enterprises where he operated over fifty restaurants in multiple states. Mr. Randall is a board member of Palmas Restaurants in Orlando, Florida, and Senior Advisor to Mera and Samchully America, which owns hotels and restaurants in Southern California. He is a former Board Member of Ruby’s Diner, Fatburger and R.W. Smith, a restaurant design and supply company. He is also a former director of the Florida Restaurant Association.

Joseph C. Essa, one of our independent directors, is one of the most prestigious and experienced restaurant CEOs in the U.S. with more than two decades experience as founder, investor, operator and executive in the restaurant industry. He has deep knowledge of brands, chefs and trends in the restaurant industry. Mr. Essa has successfully operated fast casual, casual and fine dining restaurants in demanding markets in the U.S. including New York, Las Vegas, and Los Angeles, as well as in several major international cities such as Tokyo, Shanghai, and Dubai. Currently, Mr. Essa serves as President & CEO of MKM Hospitality Group. Mr. Essa has also served as the President and CEO of the Thomas Keller Restaurant Group, a collection of luxury, fine and casual dining restaurants, as the President and CEO of Wolfgang Puck Worldwide, , and is a past chair of the National Restaurant Association. Mr. Essa has extensive experience in directing and building global restaurants and related consumer product brands and is an expert in restaurant growth strategy. Mr. Essa is an innovative leader who prides himself in taking a collaborative approach to work culture. He is a Certified Public Accountant, who graduated from Boston College with a Bachelor of Science in accounting and finance.

Julia A. Stewart is one of our independent directors. Over the course of her career, Ms. Stewart has been instrumental in building global businesses and developing strong brands. Ms. Stewart has served as the Chair and Chief Executive Officer of Alurx, Inc., a specialty products company focused on health and wellness, since January 2020 and since 2003 has served on the board of directors of Avery Dennison Corporation (NYSE: AVY), a multi-national Fortune 500 company. She has also served on the board of directors of Fogo de Chao restaurants since 2017. In 2001 she became the Chief Executive Officer of IHOP restaurants, where she participated in the $2.4 billion acquisition of Applebee’s, a leading casual dining chain where she was previously the President. She continued as Chief Executive Officer and Chair of the combined company, Dine Brands Global, Inc. (formerly DineEquity, Inc.) (NYSE: DIN) until 2017. With over 3,700 restaurants in 22 countries, 250,000 team members and $9 billion in system sales as of 2016, Dine Brands Global, Inc. became the largest sit-down restaurant company in the world. She has advised a wide number of private equity and investment banking firms, including Rhone Capital on their acquisition of Fogo de Chao restaurants. Ms. Stewart’s leadership experience also includes positions in operations, franchising and marketing with Taco Bell, Stuart Anderson Black Angus, Burger King and Carl’s Jr. Ms. Stewart is a founding member of the Women’s Foodservice Forum in 2008 she was listed as one of Fortune Magazine’s 50 Most Powerful Women in the U.S. and was the recipient of Nations’ Restaurant News “Operator of the Year” in 2005 and 2015. Ms. Stewart graduated, with honors, from the San Diego State University with a bachelor’s degree in Communications and has an Honorary Doctorate in Business from Johnson and Wales University.

Our board of directors is divided into three classes with only one class of directors being elected on each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Ardura, will expire on our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Essa and Ms. Stewart, will expire on the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Hiatt and Mr. Aguirre, will expire on the third annual meeting of stockholders.

Family Relationships

Rafael Felipe de Jesús Aguirre Gómez is the father in law of Axel Molet Warschawski.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Currently, Mr. Hiatt, Mr. Essa, Mr. González Bernal and Ms. Stewart are each considered an “independent director” under the NYSE listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which is composed solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Mr. Essa, Mr. Hiatt and Ms. Stewart. Mr. Essa serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Essa qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Mr. Hiatt, Mr. Essa and Ms. Stewart . Mr. Essa serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Essa, Mr. Hiatt and Ms. Stewart. Mr. Essa serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter will also provide that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter as exhibits to our registration statement for our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Our board of directors has also adopted Corporate Governance Guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. Copies of our Corporate Governance Guidelines, our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Our sponsors, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 28, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each of our executive officers, directors and director nominees that beneficially owns shares of common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
	Owned		stock
Name and Address of Beneficial Owner(1)
Smart Dine, LLC(2)	5,450,001	(3)	21.3%
Rafael Felipe de Jesús Aguirre Gómez	5,450,001	(3)	21.3%
Alberto Ardura González	5,450,001	(3)	21.3%
Axel Molet Warschawski	5.450.001	(3)	21.3%
Randall Hiatt	23,333		*
Joseph C. Essa	23,333		*
Julia A. Stewart	23,333		*
All directors and executive officers as a group (6 individuals)	5,520,000		21.5%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 30 West Street No. 28F, New York, NY 10004.
(2)	Smart Dine, LLC is our sponsor. Rafael Felipe de Jesus Aguirre Gómez, our Chairman, Alberto Ardura Gonzalez, our Chief Executive Officer and director and Axel Molet Warschawski, our Chief Financial Officer, are managers of our sponsor. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Each such person disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(3)	The securities are held directly by the Sponsor and indirectly by Rafael Felipe de Jesus Aguirre Gomez, Alberto Ardura Gonzalez and Axel Molet Warschawski, as managers of the Sponsor. Each of Rafael Felipe de Jesus Aguirre Gomez, Alberto Ardura Gonzalez and Axel Molet Warschawski disclaim beneficial ownership of such securities except to the extent of his pecuniary interest therein.

All of the founder shares outstanding prior to the date of effectiveness are placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period commencing 150 days after the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, capital stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. 31,250 of the founder shares were released from escrow earlier than this date for cancellation due to the underwriters’ partial exercise of their over-allotment option.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

Our sponsor and EarlyBirdCapital have purchased, pursuant to written subscription agreements with us, an aggregate of 500,000 private units (for a total purchase price of $5,000,000) from us. Among the private units, 470,000 units were purchased by our sponsor and 30,000 units were purchased by EarlyBirdCapital. These purchases took place on a private placement basis simultaneously with the consummation of the offering. Our sponsor has also purchased, in connection with the underwriters’ partial exercise of over-allotment option, 50,000 private units. These additional private units were purchased in a private placement that occurred simultaneously with the purchase of units resulting from the exercise of the over-allotment option. The private units are identical to the units sold in the offering except that the private warrants underlying such private units: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in this Annual Report, so long as they are held by the initial purchasers or any of their permitted transferees. Once the private warrants are transferred to anyone other than a permitted transferee, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the offering. The purchasers of the private units have agreed not to transfer, assign or sell any of the private units and underlying securities (except to certain permitted transferees) until after the completion of our initial business combination. Furthermore, the purchasers have agreed (A) to vote the private shares in favor of any proposed business combination, (B) not to convert any private shares in connection with a stockholder vote to approve a proposed initial business combination or sell any private shares to us in a tender offer in connection with a proposed initial business combination and (C) that the private shares shall not participate in any liquidating distribution from our trust account upon winding up if a business combination is not consummated. In the event of a liquidation prior to our initial business combination, the private units will likely be worthless.

In order to meet our working capital needs following the consummation of the offering, our sponsor, initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into units at a price of $10.00 per unit. The units would be identical to the private units. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account other than the interest earned thereon would be used for such repayment.

The holders of our founder shares issued and outstanding as of February 11, 2021, as well as the holders of the private units and any units our sponsor, initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the founder shares are to be released from escrow. The holders of a majority of the private units and units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Our sponsor has agreed that, commencing on February 11, 2021 and through the earlier of our consummation of our initial business combination or the liquidation of the trust account, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. We believe, based on rents and fees for similar services, that the administrative fee is at least as favorable as we could have obtained from an unaffiliated person.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

Other than the $10,000 per month administrative fee and repayment of up to $200,000 in loans from our sponsor, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. During the period from September 29, 2020 (inception) through December 31, 2021, fees for our independent registered public accounting firm were $109,380 for the services Marcum performed in connection with our initial public offering and the audit of our December 31, 2021 consolidated financial statements included in this report.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from September 29, 2020 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the period from September 29, 2020 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services during the period from September 29, 2020 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report
(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated October 29, 2020, issued to our sponsor.
10.2(2)	Subscription Agreement for Founder Shares, dated October 30, 2020, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated February 11, 2021, among the Company, our sponsor, and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated February 11, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Stock Escrow Agreement, dated February 11, 2021, among the Company, Continental Stock Transfer & Trust Company and certain security holders
10.7(1)	Administrative Services Agreement, dated February 11, 2021, between the Company and Smart Dine, LLC
10.8(1)	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and Smart Dine, LLC
10.9(1)	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and EarlyBird Capital, Inc.
10.10(1)	Form of Indemnity Agreement.
10.11(1)	Underwriting Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.
10.12(1)	Business Combination Marketing Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2021.
(2)Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-252406), filed with the SEC on January 25, 2021, as amended.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bite Acquisition Corp.

Dated: March 31, 2022	By:	/s/ Alberto Ardura González
Alberto Ardura González
Chief Executive Officer

Dated: March 31, 2022	By:	/s/ Axel Molet Warschawski
Axel Molet Warschawski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2022.

Signatures	Capacity in Which Signed
/s/ Rafael Felipe de Jesús Aguirre Gómez	Chairman
Rafael Felipe de Jesús Aguirre Gómez
/s/ Alberto Ardura González	Chief Executive Officer and Director
Alberto Ardura González	(Principal Executive Officer)
/s/ Axel Molet Warschawski	Chief Financial Officer
Axel Molet Warschawski	(Principal Financial Officer and Accounting Officer)
/s/ Randall Hiatt	Director
Randall Hiatt
/s/ Joseph C. Essa	Director
Joseph C. Essa
/s/ Julia A. Stewart	Director
Julia A. Stewart

BITE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm PCAOB ID 688	F-2

Balance Sheets	F-3

Statements of Operations for the year ended December 31, 2021 and the period from September 29, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and the period from September 29, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the year ended December 31, 2021 and the period from September 29, 2020 (inception) through December 31, 2020	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Bite Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bite Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation with a scheduled liquidation date of February 16, 2023. The Company must sign a letter of intent to acquire or combine with a viable business acquisition candidate as a condition of extending the liquidation date.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2020.
New York, NY
March 31, 2022

BITE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$89,393	$32,956
Prepaid expenses	410,322	—
Deferred offering costs	—	176,703
Total current assets	499,715	209,659
Investment held in Trust Account	200,011,361	—
Total Assets	$200,511,076	$209,659

Liabilities, redeemable shares and stockholders’ (deficit) equity:
Current liabilities:
Accrued offering costs and expenses	$270,485	$120,461
Franchise tax payable	128,085	—
Due to related party	107,857	—
Promissory note - related party	—	65,000
Total current liabilities	506,427	185,461

Private warrant liability	145,750	—
Total liabilities	652,177	405,618

Commitments

Common stock subject to possible redemption, 20,000,000 shares at December 31, 2021 redemption value	200,000,000	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 and 5,031,250 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively (excluding 20,000,000 and zero shares subject to possible redemption, respectively) (1)	564	503
Additional paid-in capital	5,269,208	24,497
Accumulated deficit	(5,410,873)	(802)
Total stockholders’ (deficit) equity	(141,101)	24,198
Total liabilities, redeemable shares and stockholders’ (deficit) equity	$200,511,076	$209,659

(1)	As of December 31, 2020, shares issued and outstanding included up to 656,250 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). On February 25, 2021, the underwriters partially exercised its over-allotment option, hence, 31,250 shares were forfeited, and the 625,000 shares of common stock are no longer subject to forfeiture since then.

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND

THE PERIOD FROM SEPTEMBER 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	December 31, 2021	December 31, 2020
Operating expenses:
Formation costs	$718,989	$802
Franchise tax	200,705	—
Loss from operations	(919,694)	(802)

Other income
Investment income from Trust	11,361	—
Change in fair value of private warrants	110,000	—
Total other income	121,361	—

Loss before income taxes	(798,333)	—
Provision for income taxes	—	—
Net loss	$(798,333)	$(802)

Basic and diluted weighted average Common Stock subject to redemption	17,362,637	—
Basic and diluted net income per Common Stock	$(0.04)	$—

Basic and diluted weighted average Common Stock	4,381,126	4,375,000
Basic and diluted net loss per Common Stock	$(0.04)	$—

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE

PERIOD FROM SEPTEMBER 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of September 29, 2020 (inception)	—	$—	$—	$—	$—

Common stock issued to Sponsor	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(802)	(802)

Balance as of December 31, 2020	5,031,250	$503	$24,497	$(802)	$24,198

Sale of 550,000 Private Placement units, including over-allotment, net of fair value of warrant liability	550,000	55	5,244,195	—	5,244,250

Shares forfeited due to partial exercise of over-allotment	(31,250)	(3)	3	—	—

Issuance of representative shares	90,000	9	513	—	522

Remeasurement to shares subject to possible redemption	—	—	—	(4,611,738)	(4,611,738)

Net loss	—	—	—	(798,333)	(798,333)

Balance as of December 31, 2021	5,640,000	$564	$5,269,208	$(5,410,873)	$(141,101)

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD

FROM SEPTEMBER 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Year ended	The period from
	December 31,	September 29, 2020 to
	2021	December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(798,333)	$(802)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(11,361)	—
Change in fair value of warrants	(110,000)	—
Changes in current assets and current liabilities:
Prepaid assets	(410,322)	—
Due to related party	107,857	—
Accounts payable and accrued expenses	150,024	—
Franchise tax payable	128,085	—
Accrued offering costs and expenses	—	461
Net cash used in operating activities	(944,050)	(341)

Cash Flows from Investing Activities:
Investment held in Trust Account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	196,000,000
Proceeds from private placement	5,500,000
Repayment of promissory note to related party	(65,000)
Payments of offering costs	(434,513)
Proceeds from initial shareholder	—	25,000
Proceeds from issuance of promissory note to related party	—	65,000
Payment of deferred offering costs	—	(56,703)
Net cash provided by financing activities	201,000,487	33,297

Net Change in Cash	56,437	32,956
Cash - Beginning of the period	32,956	—
Cash - end of the period	$89,393	32,956

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of common stock subject to possible redemption	$170,666,930	$—
Change in value of common stock subject to possible redemption	$29,344,431	$—
Initial fair value of liability associated with Private Warrants	$255,750	$—
Remeasurement to shares subject to possible redemption	$4,623,099	$—
Accrued deferred offering costs	$—	$120,000

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

Notes to Financial Statements

Note 1 - Organization, Business Operations

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through December 31, 2021 relates to the Company's formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $89,393 in its operating bank account, and working capital deficit of $6,712.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial information and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Cash Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2021, the Company had approximately $200 million in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of December 31, 2021, the common stock subject to possible redemption reflected on the balance sheet is reconciled as follows:

As of December 31, 2021

Gross proceeds	$200,000,000
Less: Common stock issuance costs	(4,611,738)
Plus: Remeasurement of the carrying value to redemption value	4,611,738
Common stock subject to possible redemption	$200,000,000

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

Accordingly, as of December 31, 2021, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

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

	For the year ended
	December 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Net loss allocable to common stock subject to possible redemption	$(637,478)	$—

Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	17,362,637	—
Basic and diluted net income per share, redeemable common stock	$(0.04)	$—

Non-Redeemable Common Stock
Numerator: Net loss minus redeemable net earnings
Net loss	$(798,333)	$(802)
Less: redeemable net loss	637,478	—
Non-redeemable net loss	$(160,855)	(802)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	4,381,126	4,375,000
Basic and diluted net loss per share, common stock	$(0.04)	$—

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Due to Related Party

As of December 31, 2021, the amount due to related party is $107,857 which represent the accrual of administrative service fee from February 12, 2021 to December 31, 2021.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide non-interest bearing loans to the Company as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Units. At December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees.

As of December 31, 2021, the Company accrued $107,857 for the administrative service fee.

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Investment Held in Trust Account

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$200,011,361	—	—

At December 31, 2021, approximately $200 million of the balance in the Trust Account was held in cash.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at February 17, 2021, as adjusted	$255,750
Change in fair value of private warrant liabilities	(110,000)
Private warrant liabilities at December 31, 2021	$145,750

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

There were no transfers between Levels 1, 2 or 3 during the three months ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021 and February 17, 2021:

	December 31, 2021	February 17, 2021
Exercise price	$11.50	$11.50
Share price	$9.72	$9.55
Volatility	10.0%	16.0%
Expected life of the options to convert	5.5	6.0
Risk-free rate	1.31%	0.76%
Dividend yield	—%	—%

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and  at February 17, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level 3	2021
Liabilities:
Warrant liabilities	$145,750	$145,750

		February 17,
Description	Level 3	2021
Liabilities:
Warrant liabilities	$255,750	$255,750

Note 8 – Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of December 31, 2021 and December 31, 2020, there were 5,640,000 and 5,031,250 shares, respectively, of common stock issued and outstanding, excluding 20,000,000 shares and zero shares, respectively, of common stock subject to redemption. Up to 656,250 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised for cash, securities or other property. On February 11, 2021, as part of an upsizing of the IPO, the Company effected a stock dividend of 718,750 shares of common stock, resulting in the initial stockholders holding 5,031,250 shares of common stock. On February 25, 2021, the underwriters exercised the over-allotment option in part, of the 656,250 Founder Shares subject to forfeiture, 31,250 Founder Shares were forfeited and 625,000 Founders no longer subject to forfeiture.

Note 9 - Income Taxes

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$150,988	$—
Net operating losses	39,762	—
Total deferred tax asset	190,750	—
Valuation allowance	(190,750)	—
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal:
Current	$—	$—
Deferred	(190,750)	—

State:
Current	$—	$—
Deferred	—	—

Change in valuation allowance	190,750	—
Income tax provision	$—	$—

As of December 31, 2021, the Company had $189,344 of U.S. federal net operating loss carryovers available to offset future taxable income. The Federal NOLs can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ending December 31, 2021, the change in the valuation allowance was $190,750.

December 31, 2021
Statutory federal income tax rate	21.0%
Change in FV warrants	2.9%
Valuation allowance	(23.9)%
Income tax provision expense/(benefit)	—%

The effective tax rate differs from the statutory tax rate of 21.0% for the year ended December 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses.  The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns since inception remain open.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the below listed item.

Execution of Promissory Note

On February 10, 2022, the Company along with the Sponsor executed a promissory note whereby the Sponsor has agreed to loan the Company up to $350,000 to cover expenses incurred related to the Company’s initial business combination. The Note is non-interest bearing and is payable on the date on which the Company consummates its initial business combination.