Form 10-Q
period 2022-03-31
Bite Acquisition Corp.
filed 2022-05-16
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 25,640,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	Unaudited	Audited
Assets
Current assets:
Cash	$40,101	$89,393
Prepaid expenses	320,842	410,322
Total current assets	360,943	499,715
Investment held in Trust Account	200,024,272	200,011,361
Total Assets	$200,385,215	$200,511,076

Liabilities and Stockholders' Deficit:
Current liabilities:
Accrued offering costs and expenses	$171,208	$270,485
Franchise tax payable	50,000	128,085
Due to related party	137,857	107,857
Convertible promissory note at fair value - related party	301,014	—
Total current liabilities	660,079	506,427

Private warrant liability	99,000	145,750
Total liabilities	759,079	652,177

Commitments

Common stock subject to possible redemption, 20,000,000 shares at March 31, 2022 and December 31, 2021 redemption value	200,000,000	200,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 shares issued and outstanding at both March 31, 2022 and December 31, 2021 (excluding 20,000,000 shares subject to possible redemption)	564	564
Additional paid-in capital	5,269,208	5,269,208
Accumulated deficit	(5,643,636)	(5,410,873)
Total stockholders' deficit	(373,864)	(141,101)
Total Liabilities and Stockholders’ Deficit	$200,385,215	$200,511,076

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Formation costs	$276,410	$135,935
Franchise tax	50,000	—
Loss from operations	(326,410)	(135,935)

Other income/(expenses)
Investment income from Trust	12,911	1,334
Change in fair value of private warrants	46,750	(5,500)
Change in fair value of convertible promissory notes	33,986	—
Total other income	93,647	(4,166)

Net loss	$(232,763)	$(140,101)

Basic and diluted weighted average Common Stock subject to redemption	20,000,000	9,213,483
Basic and diluted net loss per Common Stock	$(0.01)	$(0.01)

Basic and diluted weighted average Common Stock	5,640,000	4,866,348
Basic and diluted net loss per Common Stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,640,000	$564	$5,269,208	$(5,410,873)	$(141,101)

Net loss	—	—	—	(232,763)	(232,763)

Balance as of March 31, 2022	5,640,000	$564	$5,269,208	$(5,643,636)	$(373,864)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	5,031,250	$503	$24,497	$(802)	$24,198

Sale of 550,000 Private Placement units, including over-allotment, net of fair value of warrant liability	550,000	55	5,244,195	—	5,244,250

Shares forfeited due to partial exercise of over-allotment	(31,250)	(3)	3	—	—

Issuance of representative shares	90,000	9	513	—	522

Accretion to shares subject to possible redemption	—	—	—	(4,611,738)	(4,611,738)

Net loss	—	—	—	(140,101)	(140,101)

Balance as of March 31, 2021	5,640,000	$564	$5,269,208	$(4,752,641)	$517,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(232,763)	$(140,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(12,911)	(1,334)
Change in fair value of warrants	(46,750)	5,500
Change in fair value of convertible promissory note	(33,986)	—
Changes in current assets and current liabilities:
Prepaid assets	89,480	(677,788)
Accounts payable and accrued expenses	(49,277)	6,050
Franchise tax payable	(128,085)	—
Due to related party	30,000	17,857
Net cash used in operating activities	(384,292)	(789,816)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	196,000,000
Proceeds from private placement	—	5,500,000
Proceeds from promissory note to related party	335,000	17,500
Repayment of promissory note to related party	—	(82,500)
Payments of offering costs	—	(434,513)
Net cash provided by financing activities	335,000	201,000,487

Net Change in Cash	(49,292)	210,671
Cash - Beginning of the period	89,393	32,956
Cash - end of the period	$40,101	$243,627

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of common stock subject to possible redemption	$—	$195,666,930
Change in value of common stock subject to possible redemption	$—	$(149,810)
Initial fair value of liability associated with Private Warrants	$—	$255,750
Accretion to shares subject to possible redemption	$—	$4,611,738

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through March 31, 2022 relates to the Company's formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $40,101 in its operating bank account and working capital deficit of $299,136.

Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. As such, the Company fully paid certain outstanding offering costs and the then outstanding amounts under a promissory note to the Sponsor. The Sponsor will provide all necessary financial support through Working Capital Loans, equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due through twelve months from the date the financial statements are issued. The agreement with the Sponsor will be available to the Company until the earlier of the consummation by the Company of an initial business combination or The Company’s liquidation.  If the Company does not complete a business combination, the Working Capital Loans will be forgiven.  As of March 31, 2022, the Company received advances of $335,000 under the Working Capital Loan which was memorialized through a convertible promissory note in February 2022 (see Note 5).

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash Held in Trust Account

At March 31, 2022, the assets held in the Trust Account were held in cash. At March 31, 2022, the Company had approximately $200 million in cash held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Accordingly, as of March 31, 2022, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest bearing promissory note to the Sponsor with a principal value not to exceed $350,000 (“Convertible Note”) which is fully described in Note 5. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter.  Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

	Three Months Ended
	March 31,
	2022	2021
Common stock subject to possible redemption
Numerator: Net loss allocable to common stock subject to possible redemption	$(181,562)	$(91,679)

Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	20,000,000	9,213,483
Basic and diluted net income per share, redeemable common stock	$(0.01)	$(0.01)

Non-Redeemable Common Stock
Numerator: Net loss minus redeemable net earnings
Net loss	$(232,763)	$(140,101)
Less: redeemable net loss	181,562	91,679
Non-redeemable net loss	$(51,201)	$(48,422)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	5,640,000	4,866,348
Basic and diluted net loss per share, common stock	$(0.01)	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), the underwriters of the IPO, purchased an aggregate of 500,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,000,000. Each private unit consists of one share of common stock and one-half of one warrant (for a total outstanding 275,000 private warrants). Among the Private Units, 470,000 Units were purchased by the Sponsor and 30,000 Units were purchased by EarlyBirdCapital.

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

Due to Related Party

As of March 31, 2022 and December 31, 2021, the amount due to related party is $137,857 and $107,857 which represents the aggregate accruals of administrative service fee from February 12, 2021 to December 31, 2021 and from January 1, 2022 to March 31, 2022.

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

Convertible Promissory Note – On February 20, 2022, the Company issued a non-interest bearing promissory note to the Sponsor with a principal value not to exceed $350,000 (“Convertible Note”).  The Sponsor may make advances to the Company under the Convertible Note up to an aggregate of $350,000.  The principal balance may be prepaid at any time but matures on the date at which the Company consummates in initial business combination.  Upon the consummation of its initial business combination, the Sponsor may elect to covert all or a portion of the outstanding principal to a number of units equal to the outstanding balance at conversion divided by $10.00, rounded up to the nearest whole number (“Working Capital Units”).  The Working Capital Units have the same terms as the Private Placement. As of March 31, 2022, the Company had outstanding advances of $335,000 under the Convertible Note.

The Company has elected the fair value option to account for the Convertible Note.  The Convertible Note was initially recognized at fair value. Subsequent changes in fair value are recognized as “Changes in the fair value of convertible note” in the consolidated statements of operations.  The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (see Note 7).

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees.

As of March 31, 2022 and December 31, 2021, the Company accrued $137,857 and $107,857, respectively, for the administrative service fee.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Units, and Units that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to two demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Investment Held in Trust Account

March 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$200,024,272	—	—

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account	$200,011,361	—	—

At March 31, 2022 and December 31, 2021, approximately $200 million of the balance in the Trust Account was held in a 100% U.S. Treasury Securities Money Market Fund.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at February 17, 2021, as adjusted	$255,750
Change in fair value of private warrant liabilities	(110,000)
Private warrant liabilities at December 31 2021	145,750
Change in fair value of private warrant liabilities	(46,750)
Private warrant liabilities at March 31, 2022	$99,000

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

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.79	$9.72
Volatility	5.0%	10.0%
Expected life of the options to convert (in years)	5.5	5.5
Risk-free rate	2.42%	1.31%
Dividend yield	—%	—%

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level 3	2022
Liabilities:
Warrant liabilities	$99,000	$99,000

		December 31,
Description	Level 3	2021
Liabilities:
Warrant liabilities	$145,750	$145,750

Convertible Note

The Convertible Note will be remeasured at the end of each reporting period. The following table presents information about the Company’s Convertible Note, which is measured at fair value at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level 3	2022
Liabilities:
Convertible promissory note	$301,014	$301,014

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Note as of March 31, 2022:

March 31, 2022
Conversion price	$10.00
Share price	$9.79
Volatility	5.40%
Expected life of the debt to convert (in years)	0.5
Risk-free rate	1.06%

Note 8 – Stockholders’ Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of both March 31, 2022 and December 31, 2021, there were 5,640,000 shares of common stock issued and outstanding, excluding 20,000,000 shares, of common stock subject to redemption in both periods.

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

All activity through March 31, 2022 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended March 31, 2022 compared to the three months ended March 31, 2021

For the three months ended March 31, 2022 and 2021, we had net losses of $232,763 and $140,101, a change of $92,662. This change was primarily driven by increases in operating costs of $140,475.  Activity for the three months March 31, 2022 related to formation costs was $276,410 compared to $135,935 for the three months ended March 31, 2021.We accrued franchise tax expense of $50,000 for 2022.  The fair value of the warrants decreased $52,250, fair value of convertible promissory notes decreased $33,986 and income from trust investments increased $11,577 period-to-period.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2022, we had $40,101 in cash and working capital deficit of $299,136. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest bearing promissory note to the Sponsor with a principal value not to exceed $350,000 (“Convertible Note”). As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter.  Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending March 31, 2022, our disclosure controls and procedures were effective. The material weakness that was previously disclosed on the Annual Report related to the classification of redeemable common stock as components of either permanent or temporary equity has been alleviated by implementing new procedures to ensure that we identify and apply applicable accounting guidance to all complex transactions. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following amended and restated risk factor:

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

BITE ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Alberto Ardura Gonzalez
	Name:	Alberto Ardura Gonzalez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Axel Molet Warschawski
	Name:	Axel Molet Warschawski
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)