Form 10-Q
period 2022-06-30
Bite Acquisition Corp.
filed 2022-08-23
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 25,640,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	Unaudited	Audited
Assets
Current assets:
Cash	$42,507	$89,393
Prepaid expenses	231,363	410,322
Total current assets	273,870	499,715
Investment held in Trust Account	200,286,272	200,011,361
Total Assets	$200,560,142	$200,511,076

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable and accrued expenses	$136,511	$270,485
Franchise tax payable	100,000	128,085
Income taxes payable	7,346	—
Due to related party	167,857	107,857
Convertible promissory note at fair value - related party	460,365	—
Total current liabilities	872,079	506,427

Private warrant liability	24,750	145,750
Total liabilities	896,829	652,177

Commitments

Common stock subject to possible redemption, 20,000,000 shares at June 30, 2022 and December 31, 2021 redemption value	200,000,000	200,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 shares issued and outstanding at both June 30, 2022 and December 31, 2021 (excluding 20,000,000 shares subject to possible redemption)	564	564
Additional paid-in capital	5,269,208	5,269,208
Accumulated deficit	(5,606,459)	(5,410,873)
Total stockholders' deficit	(336,687)	(141,101)
Total Liabilities and Stockholders’ Deficit	$200,560,142	$200,511,076

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Formation and operating costs	$262,375	$176,490	$538,785	$260,968
Franchise tax	50,000	—	100,000	51,457
Loss from operations	(312,375)	(176,490)	(638,785)	(312,425)

Other expenses
Investment income from Trust	262,000	2,987	274,911	4,321
Change in fair value of private warrants	74,250	66,000	121,000	60,500
Change in fair value of convertible promissory notes	20,649	—	54,635	—
Total other expenses	356,899	68,987	450,546	64,821

Net income (loss) before provision for income taxes	44,524	(107,503)	(188,239)	(247,604)
Provision for income taxes	7,346	—	7,346	—
Net income (loss) after taxes	$37,178	$(107,503)	$(195,585)	$(247,604)

Basic and diluted weighted average Common Stock subject to redemption	20,000,000	20,000,000	20,000,000	14,585,635
Basic and diluted net income (loss) per Common Stock	$0.00	$0.00	$(0.01)	$(0.01)

Basic and diluted weighted average Common Stock	5,640,000	5,640,000	5,640,000	5,252,597
Basic and diluted net income (loss) per Common Stock	$0.00	$0.00	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(UNAUDITED)

	For the Three and Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,640,000	$564	$5,269,208	$(5,410,873)	$(141,101)

Net loss	—	—	—	(232,763)	(232,763)

Balance as of March 31, 2022	5,640,000	$564	$5,269,208	$(5,643,636)	$(373,864)

Net income	—	—	—	37,178	37,178

Balance as of June 30, 2022	5,640,000	$564	$5,269,208	(5,606,459)	$(336,687)

	For the Three and Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,031,250	$503	$24,497	$(802)	$24,198

Sale of 550,000 Private Placement units, including over-allotment, net of fair value of warrant liability	550,000	55	5,244,195	—	5,244,250

Shares forfeited due to partial exercise of over-allotment	(31,250)	(3)	3	—	—

Issuance of representative shares	90,000	9	513	—	522

Remeasurement to shares subject to possible redemption	—	—	—	(4,611,738)	(4,611,738)

Net loss	—	—	—	(140,101)	(140,101)

Balance as of March 31, 2021	5,640,000	$564	$5,269,208	$(4,752,641)	$517,131

Net loss	—	—	—	(107,503)	(107,503)

Balance as of June 30, 2021	5,640,000	564	$5,269,208	(4,860,144)	$409,628

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(195,585)	$(247,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(274,911)	(4,321)
Change in fair value of warrants	(121,000)	(60,500)
Change in fair value of convertible promissory note	(54,635)	—
Changes in current assets and current liabilities:
Prepaid assets	178,958	(589,281)
Accounts payable and accrued expenses	(133,974)	6,050
Franchise tax payable	(28,085)	—
Income taxes payable	7,346	—
Due to related party	60,000	47,857
Net cash used in operating activities	(561,886)	(847,799)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(200,000,000)
Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	196,000,000
Proceeds from private placement	—	5,500,000
Proceeds from promissory note to related party	515,000	—
Repayment of promissory note to related party	—	(65,000)
Payments of offering costs	—	(434,513)
Net cash provided by financing activities	515,000	201,000,487

Net Change in Cash	(46,886)	152,688
Cash - Beginning of the period	89,393	32,956
Cash - end of the period	$42,507	$185,644

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of common stock subject to possible redemption	$—	$170,666,930
Change in value of common stock subject to possible redemption	$—	$29,333,070
Initial fair value of liability associated with Private Warrants	$—	$255,750
Remeasurement of shares subject to possible redemption	$—	$4,611,738

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $42,507 in its operating bank account and working capital deficit, excluding tax accruals, of $490,863.

Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. As such, the Company fully paid certain outstanding offering costs and the then outstanding amounts under a promissory note to the Sponsor. The Sponsor will provide all necessary financial support through Working Capital Loans, equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due through twelve months from the date the financial statements are issued. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The agreement with the Sponsor will be available to the Company until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation on February 17, 2023.  If the Company does not complete a business combination, the Working Capital Loans will be forgiven.  As of June 30, 2022, the Company received advances of $515,000 under the Working Capital Loan which was memorialized through a convertible promissory note in February 2022 (see Note 5).

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

Based on the foregoing, management believes that the Company will have sufficient borrowing capacity from the Sponsor to meet its needs through the earlier of the consummation of a business combination or liquidation date. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including $51,457 of franchise tax expenses.  These expenses were reclassified out of formation and operating costs for the six months ended June 30, 2021 and disclosed separately. This reclassification had no effect on the previously reported financial statements.

Cash Held in Trust Account

At June 30, 2022, the assets held in the Trust Account were held in cash. At June 30, 2022, the Company had approximately $200 million in cash held in the Trust Account.

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

Accordingly, as of June 30, 2022, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest bearing promissory note to the Sponsor with a principal value not to exceed $700,000 (“Convertible Note”) which is fully described in Note 5. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter.  Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Net income (loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 10,275,000 shares of common stock in the aggregate.

The Company’s statements of operations include a presentation of loss per share for Common Stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. Net income (loss) per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing the its proportional amount of net income (loss), by the weighted average number of redeemable Common Stock outstanding since original issuance. Net income (loss) per common stock, basic and diluted, for non-redeemable and Common Stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable and Common Stock outstanding for the periods. Non-redeemable Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common stock subject to possible redemption
Numerator: Net income (loss) allocable to common stock subject to possible redemption	$29,000	$(83,856)	$(152,562)	$(182,046)

Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	20,000,000	20,000,000	20,000,000	14,585,635
Basic and diluted net income per share, redeemable common stock	$0.00	$0.00	$(0.01)	$(0.01)

Non-Redeemable Common Stock
Numerator: Net income (loss) minus redeemable net earnings
Net income (loss)	$37,178	$(107,503)	$(195,585)	$(247,604)
Less: redeemable net income (loss)	(29,000)	83,856	152,562	182,046
Non-redeemable net income (loss)	$8,178	$(23,647)	$(43,023)	$(65,558)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	5,640,000	5,640,000	5,640,000	5,252,597
Basic and diluted net income (loss) per share, common stock	$0.00	$0.00	$(0.01)	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.  Our effective tax rate was 16.5% and 0.0% for the three months ended June 30, 2022 and 2021, respectively, and (3.9)% and 0.0% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 different from the expected income tax rate mainly due to the change in fair value of the warrant liabilities, the change in fair value of the convertible promissory notes and the valuation allowance.

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

Due to Related Party

As of June 30, 2022 and December 31, 2021, the amount due to related party is $167,857 and $107,857 which represents the aggregate accruals of administrative service fee from February 12, 2021 to December 31, 2021 and from January 1, 2022 to June 30, 2022 , respectively.

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

Convertible Promissory Note – On February 20, 2022, the Company issued the Convertible Note, through which the Sponsor may make advances to the Company under the Convertible Note up to an aggregate of $350,000. On June 21, 2022, the Convertible Note was amended to increase the maximum principal value to $700,000.

The principal balance may be prepaid at any time but matures on the date at which the Company consummates in initial business combination.  Upon the consummation of its initial business combination, the Sponsor may elect to covert all or a portion of the outstanding principal to a number of units equal to the outstanding balance at conversion divided by $10.00, rounded up to the nearest whole number (“Working Capital Units”).  The Working Capital Units have the same terms as the Private Placement.  As of June 30, 2022, the Company had outstanding advances of $515,000 under the Convertible Note.

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

As of June 30, 2022 and December 31, 2021, the Company accrued $167,857 and $107,857, respectively, for the administrative service fee.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$200,286,272	—	—

Liabilities
Warrant liabilities			$24,750
Convertible promissory note			460,365

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$200,011,361	—	—

Liabilities
Warrant liabilities			$145,750

Investment Held in Trust Account

At June 30, 2022 and December 31, 2021, approximately $200.3 and $200.0 million, respectively, of the balance in the Trust Account was held in a 100% U.S. Treasury Securities Money Market Fund.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at February 17, 2021, as adjusted	$255,750
Change in fair value of private warrant liabilities	(110,000)
Private warrant liabilities at December 31 2021	145,750
Change in fair value of private warrant liabilities	(121,000)
Private warrant liabilities at June 30, 2022	$24,750

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

There were no transfers between Levels 1, 2 or 3 during the three months ended June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the private warrant liability as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.81	$9.72
Volatility	1.1%	10.0%
Expected life of the options to convert (in years)	5.25	5.5
Risk-free rate	3.01%	1.31%
Dividend yield	—%	—%

Convertible Note

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Note as of June 30, 2022:

June 30, 2022
Conversion price	$10.00
Share price	$9.81
Volatility	1.1%
Expected life of the debt to convert (in years)	0.25
Risk-free rate	1.71%

Note 8 – Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2022, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of both June 30, 2022 and December 31, 2021, there were 5,640,000 shares of common stock issued and outstanding, excluding 20,000,000 shares, of common stock subject to redemption in both periods.

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

All activity through June 30, 2022 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended June 30, 2022 compared to the three months ended June 30, 2021

For the three months ended June 30, 2022 and 2021, we had net income of $37,178 and a net loss of $107,503, respectively, a change of $144,681. This change was primarily driven by an increase in income from trust investments of $259,013.  Activity for the three months June 30, 2022 related to formation costs was $262,375 compared to $176,490 for the three months ended June 30, 2021.We accrued franchise tax expense of $50,000 for 2022. The fair value of the warrants decreased $8,250 and fair value of convertible promissory notes decreased $20,649.

The six months ended June 30, 2022 compared to the six months ended June 30, 2021

For the six months ended June 30, 2022 and 2021, we had net losses of $195,585 and $247,604, a change of $52,019. This change was primarily driven by increases in income from trust investments of $270,590.  Activity for the six months June 30, 2022 related to formation costs was $538,785 compared to $260,968 for the six months ended June 30, 2021.We accrued franchise tax expense of $100,000 and $51,457 for 2022 and 2021, respectively. The fair value of the warrants decreased $60,500, and fair value of convertible promissory notes decreased $54,635.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at June 30, 2022, we had $42,507 in cash and working capital deficit, excluding tax accruals, of $490,863. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest bearing promissory note to the Sponsor with a principal value not to exceed $350,000 (“Convertible Note”). The Convertible Note was subsequently amended to increase the maximum principal value to $700,000. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter.  Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending June 30, 2022, our disclosure controls and procedures were effective. The material weakness that was previously disclosed on the Annual Report related to the classification of redeemable common stock as components of either permanent or temporary equity has been alleviated by implementing new procedures to ensure that we identify and apply applicable accounting guidance to all complex transactions. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BITE ACQUISITION CORP.

Date: August 22, 2022	By:	/s/ Alberto Ardura Gonzalez
	Name:	Alberto Ardura Gonzalez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Axel Molet Warschawski
	Name:	Axel Molet Warschawski
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)