Form 10-Q
period 2022-09-30
Bite Acquisition Corp.
filed 2022-11-14
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 25,640,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	Unaudited	Audited
Assets
Current assets:
Cash	$256,488	$89,393
Prepaid expenses	128,384	410,322
Total current assets	384,872	499,715
Investment held in Trust Account	200,845,193	200,011,361
Total assets	$201,230,065	$200,511,076

Liabilities, redeemable shares and stockholders’ deficit:
Current liabilities:
Accounts payable and accrued expenses	$156,069	$270,485
Franchise tax payable	24,600	128,085
Income taxes payable	172,323	—
Due to related party	197,857	107,857
Convertible promissory note at fair value - related party	377,675	—
Total current liabilities	928,524	506,427

Private warrant liability	16,500	145,750
Total liabilities	945,024	652,177

Commitments

Common stock subject to possible redemption, 20,000,000 shares at September 30, 2022 and December 31, 2021 redemption value	200,648,270	200,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 shares issued and outstanding at both September 30, 2022 and December 31, 2021 (excluding 20,000,000 shares subject to possible redemption)	564	564
Additional paid-in capital	4,620,938	5,269,208
Accumulated deficit	(4,984,731)	(5,410,873)
Total stockholders’ deficit	(363,229)	(141,101)
Total liabilities, redeemable shares and stockholders’ deficit	$201,230,065	$200,511,076

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Formation and operating costs	$199,261	$157,578	$738,046	$418,546
Franchise tax	50,000	21,163	150,000	72,620
Loss from operations	(249,261)	(178,741)	(888,046)	(491,166)

Other expenses
Investment income from Trust	885,025	3,021	1,159,936	7,342
Change in fair value of private warrants	8,250	35,200	129,250	95,700
Change in fair value of convertible promissory notes	142,690	—	197,325	—
Total other expenses	1,035,965	38,221	1,486,511	103,042

Net income (loss) before provision for income taxes	786,704	(140,520)	598,465	(388,124)
Provision for income taxes	164,977	—	172,323	—
Net income (loss) after taxes	$621,727	$(140,520)	$426,142	$(388,124)

Basic and diluted weighted average Common Stock subject to redemption	20,000,000	20,000,000	20,000,000	16,470,588
Basic and diluted net income (loss) per Common Stock	$0.02	$(0.01)	$0.02	$(0.02)

Basic and diluted weighted average Common Stock	5,640,000	5,640,000	5,640,000	3,955,331
Basic and diluted net income (loss) per Common Stock	$0.02	$(0.01)	$0.02	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	5,640,000	$564	$5,269,208	$(5,410,873)	$(141,101)

Net loss	—	—	—	(232,763)	(232,763)

Balance as of March 31, 2022	5,640,000	$564	$5,269,208	$(5,643,636)	$(373,864)

Net income	—	—	—	37,178	37,178

Balance as of June 30, 2022	5,640,000	$564	$5,269,208	$(5,606,458)	$(336,686)

Remeasurement to shares subject to possible redemption	—	—	(648,270)	—	(648,270)

Net income	—	—	—	621,727	621,727

Balance as of September 30, 2022	5,640,000	$564	$4,620,938	$(4,984,731)	$(363,229)

	For the Three and Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,031,250	$503	$24,497	$(802)	$24,198

Sale of 550,000 Private Placement units, including over-allotment, net of fair value of warrant liability	550,000	55	5,244,195	—	5,244,250

Shares forfeited due to partial exercise of over-allotment	(31,250)	(3)	3	—	—

Issuance of representative shares	90,000	9	513	—	522

Remeasurement to shares subject to possible redemption	—	—	—	(4,611,738)	(4,611,738)

Net loss	—	—	—	(140,101)	(140,101)

Balance as of March 31, 2021	5,640,000	$564	$5,269,208	$(4,752,641)	$517,131

Net loss	—	—	—	(107,503)	(107,503)

Balance as of June 30, 2021	5,640,000	$564	$5,269,208	$(4,860,144)	$409,628

Net loss	—	—	—	(140,520)	(140,520)

Balance as of September 30, 2021	5,640,000	$564	$5,269,208	$(5,000,664)	$269,108

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income(loss)	$426,142	$(388,124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(1,159,936)	(7,342)
Change in fair value of warrants	(129,250)	(95,700)
Change in fair value of convertible promissory note	(197,325)	—
Changes in current assets and current liabilities:
Prepaid assets	281,938	(499,801)
Accounts payable and accrued expenses	(114,416)	6,049
Franchise tax payable	(103,485)	—
Income taxes payable	172,323	—
Due to related party	90,000	77,857
Net cash used in operating activities	(734,009)	(907,061)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(200,000,000)
Withdrawal of cash from Trust Account for tax payments	326,104	—
Net cash used in investing activities	326,104	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	196,000,000
Proceeds from private placement	—	5,500,000
Proceeds from promissory note to related party	575,000	—
Repayment of promissory note to related party	—	(65,000)
Payments of offering costs	—	(434,513)
Net cash provided by financing activities	575,000	201,000,487

Net Change in Cash	167,095	93,426
Cash - Beginning of the period	89,393	32,956
Cash - end of the period	$256,488	$126,382

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of common stock subject to possible redemption	$—	$170,666,930
Change in value of common stock subject to possible redemption	$—	$29,333,070
Initial fair value of liability associated with Private Warrants	$—	$255,750
Remeasurement of shares subject to possible redemption	$648,270	$4,611,738

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO, on February 17, 2021, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was held in a Trust Account (“Trust Account”), and may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000. Upon closing of the IPO, the Private Placement, and the sale of the Units, in connection with the underwriters’ partial exercise of their over-allotment, a total of $200,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest to occur of the completion of the Company’s initial business combination or the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO. During the three and nine months ended September 30, 2022, the Company withdrew $326,104 from the Trust Account for the payment of tax obligations. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $256,488 in its operating bank account and working capital deficit, excluding tax accruals, of $346,729.

Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. As such, the Company fully paid certain outstanding offering costs and the then outstanding amounts under a promissory note to the Sponsor. The Sponsor will provide all necessary financial support through Working Capital Loans, equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due through twelve months from the date the financial statements are issued. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The agreement with the Sponsor will be available to the Company until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation on February 17, 2023. If the Company does not complete a business combination, the Working Capital Loans will be forgiven. As of September 30, 2022, the Company received advances of $575,000 under the Working Capital Loan which was memorialized through a convertible promissory note in February 2022 (see Note 5).

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

However, the Company is within 12 months of its mandatory liquidation as of the time of filing this Quarterly Report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or February 17, 2023, the date the Company is required to liquidate.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed unaudited financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including $21,163 and $72,620 of franchise tax expenses for the three and nine months ended September 31, 2021. These expenses were reclassified out of formation and operating costs and disclosed separately. This reclassification had no effect on the previously reported financial statements.

Cash Held in Trust Account

At September 30, 2022, the assets held in the Trust Account were held in cash. At September 30, 2022, the Company had approximately $200.8 million in cash held in the Trust Account.

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

The common stock subject to possible redemption reflected on the balance sheet is reconciled as follows:

Gross proceeds	$200,000,000
Less: Common stock issuance costs	(4,611,738)
Plus: Remeasurement to shares subject to possible redemption	4,611,738
Common stock subject to possible redemption at December 31, 2021	200,000,000
Plus: Remeasurement to shares subject to possible redemption	648,270
Common stock subject to possible redemption at September 30, 2022	$200,648,270

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

Accordingly, as of September 30, 2022, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

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

The Company’s statements of operations include a presentation of loss per share for Common Stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. Net income (loss) per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing its proportional amount of net income (loss), by the weighted average number of redeemable Common Stock outstanding since original issuance. Net income (loss) per common stock, basic and diluted, for non-redeemable and Common Stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable and Common Stock outstanding for the periods. Non-redeemable Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Common stock subject to possible redemption
Numerator: Net income (loss) allocable to common stock subject to possible redemption	$484,966	$(109,610)	$322,404	$(312,967)

Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	20,000,000	20,000,000	20,000,000	16,470,588
Basic and diluted net income per share, redeemable common stock	$0.02	$(0.01)	$0.02	$(0.02)

Non-Redeemable Common Stock
Numerator: Net income (loss) minus redeemable net earnings
Net income (loss)	$621,727	$(140,520)	$426,142	$(388,124)
Less: redeemable net income (loss)	(484,966)	109,610	(332,404)	312,967
Non-redeemable net income (loss)	$136,761	$(30,910)	$93,738	$(75,157)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	5,640,000	5,640,000	5,640,000	3,955,331
Basic and diluted net income (loss) per share, common stock	$0.02	$(0.01)	$0.02	$(0.02)

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. Our effective tax rate was 21.0% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 28.8% and 0.0% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 different from the expected income tax rate mainly due to the change in fair value of the warrant liabilities, the change in fair value of the convertible promissory notes and the valuation allowance.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Out-of-Period Item

During the nine months ended September 30, 2022, the Company recorded an adjustment to correct prior period understatement of prepaid expenses in the amount of $13,500. The correction was primarily caused by an error in booking the amortization for a prepaid annual fee with one of the Company’s vendors. Management has concluded that the adjustment is not material to the Company’s annual and interim financial statements and has recorded the adjustment in the current period’s condensed statements of operations.

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

Due to Related Party

As of September 30, 2022 and December 31, 2021, the amount due to related party is $197,857 and $107,857 which represents the aggregate accruals of administrative service fee from February 12, 2021 to December 31, 2021 and from January 1, 2022 to September 30, 2022, respectively.

Related Party Loans

In order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide non-interest-bearing loans to the Company as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The Units would be identical to the Private Units.

Convertible Promissory Note – On February 20, 2022, the Company issued the Convertible Note, through which the Sponsor may make advances to the Company under the Convertible Note up to an aggregate of $350,000. On June 21, 2022, the Convertible Note was amended to increase the maximum principal value to $700,000.

The principal balance may be prepaid at any time but matures on the date at which the Company consummates in initial business combination. Upon the consummation of its initial business combination, the Sponsor may elect to covert all or a portion of the outstanding principal to a number of units equal to the outstanding balance at conversion divided by $10.00, rounded up to the nearest whole number (“Working Capital Units”). The Working Capital Units have the same terms as the Private Placement. As of September 30, 2022, the Company had outstanding advances of $575,000 under the Convertible Note.

The Company has elected the fair value option to account for the Convertible Note. The Convertible Note was initially recognized at fair value. Subsequent changes in fair value are recognized as “Changes in the fair value of convertible note” in the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (see Note 7).

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees.

As of September 30, 2022 and December 31, 2021, the Company accrued $197,857 and $107,857, respectively, for the administrative service fee.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$200,845,193	$—	$—

Liabilities
Warrant liabilities	$—	$—	$16,500
Convertible promissory note	$—	$—	$377,675

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$200,011,361	$—	$—

Liabilities
Warrant liabilities	$—	$—	$145,750

Investment Held in Trust Account

At September 30, 2022 and December 31, 2021, approximately $200.8 million and $200.0 million, respectively, of the balance in the Trust Account was held in a 100% U.S. Treasury Securities Money Market Fund. During the three and nine months ended September 30, 2022, the Company withdrew $326,104 from the Trust Account to as a reimbursement for taxes previously paid by the Company. At September 30, 2022, the Company had $196,923 in franchise and income taxes payable that will be eligible for payment out of proceeds from the Trust Account.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at February 17, 2021, as adjusted	$255,750
Change in fair value of private warrant liabilities	(110,000)
Private warrant liabilities at December 31 2021	145,750
Change in fair value of private warrant liabilities	(129,250)
Private warrant liabilities at September 30, 2022	$16,500

The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

There were no transfers between Levels 1, 2 or 3 during the three months ended September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the private warrant liability as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$9.84	$9.72
Volatility	1.4%	10.0%
Expected life of the options to convert (in years)	3.5	5.5
Risk-free rate	4.2%	1.31%
Dividend yield	—%	—%

Convertible Note

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Note as of September 30, 2022:

September 30, 2022
Conversion price	$10.00
Share price	$9.84
Volatility	1.4%
Expected life of the debt to convert (in years)	0.25
Risk-free rate	3.30%

Note 8 – Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of both September 30, 2022 and December 31, 2021, there were 5,640,000 shares of common stock issued and outstanding, excluding 20,000,000 shares, of common stock subject to redemption in both periods.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through November 14, 2022, which is the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through September 30, 2022 relates to our formation, initial public offering, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended September 30, 2022 compared to the three months ended September 30, 2021

For the three months ended September 30, 2022 and 2021, we had net income of $621,727 and a net loss of $140,520, respectively, a change of $762,247. This change was primarily driven by an increase in income from trust investments of $882,004. Activity for the three months September 30, 2022 related to formation costs was $199,261 compared to $157,478 for the three months ended September 30, 2021.We accrued franchise tax expense of $50,000 and $21,163 for 2022 and 2021, respectively. The change in the fair value of the warrants was $8,250 and $35,200 for the three months ended September 30, 2022 and 2021, respectively. The fair value of convertible promissory notes decreased $142,690.

The nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

For the nine months ended September 30, 2022 and 2021, we had net income of $426,142 and a net loss of $388,124, respectively, a change of $814,266. This change was primarily driven by increases in income from trust investments of $1,152,594. Activity for the nine months September 30, 2022 related to formation costs was $738,046 compared to $418,446 for the nine months ended September 30, 2021.We accrued franchise tax expense of $150,000 and $72,720 for 2022 and 2021, respectively. The change in the fair value of the warrants was $129,250 and $95,700 for the nine months ended September 30, 2022 and 2021, respectively. The fair value of convertible promissory notes decreased $197,325.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at September 30, 2022, we had $256,488 in cash and working capital deficit, excluding tax accruals, of $346,729. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest-bearing promissory note to the Sponsor with a principal value not to exceed $350,000 (“Convertible Note”). The Convertible Note was subsequently amended to increase the maximum principal value to $700,000. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter. Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending September 30, 2022, our disclosure controls and procedures were effective. The material weakness that was previously disclosed on the Annual Report related to the classification of redeemable common stock as components of either permanent or temporary equity has been alleviated by implementing new procedures to ensure that we identify and apply applicable accounting guidance to all complex transactions. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

Other than the changes discussed above, there have been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws(2)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2021 and incorporated by reference herein
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 2, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITE ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Alberto Ardura Gonzalez
	Name:	Alberto Ardura Gonzalez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Axel Molet Warschawski
	Name:	Axel Molet Warschawski
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)