Form 10-K
period 2022-12-31
Bite Acquisition Corp.
filed 2023-03-31
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
(Zip Code)

(212) 608-2923
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share	BITE	NYSE American
Warrants to purchase one share of common stock	BITE.WS	NYSE American
Units, each consisting of one share of common stock and one-half of one redeemable warrant	BITE.U	NYSE American

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2022, based upon the closing price of $9.81 of the Registrant’s Class A common stock as reported on the New York Stock Exchange, was approximately $197.4 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2023, there were 8,638,815 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the financial services and financial technology industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” or elsewhere in this Annual Report.

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

A total of $200,000,000 of the net proceeds from the IPO, the Private Placement and the sale of the Units and Option Private Units, in connection with the underwriters’ partial exercise of their over-allotment was deposited in a trust account established for the benefit of the Company’s public stockholders (the “Trust Account”).

On December 15, 2022, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation (the “Extension Amendment”). The Extension Amendment extends the date by which we must consummate our initial business combination (the “Extension”) from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by our board of directors (the “Board,” such later date, the “Extended Date”), provided that Smart Dine, LLC (the “sponsor”) (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of our initial business combination shall have occurred (the “Extension Payment”), and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. The Extension Payments may be funded through the March Note (as defined below).

In connection with the stockholder vote to approve the Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of approximately $171.03 million, leaving approximately $30.28 million in the Trust Account.

On February 13, 2023, the Company transferred the listing of its common stock, units and warrants from the New York Stock Exchange (the “NYSE”) to NYSE American LLC (“NYSE American”).

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

Our Chief Executive Officer and Chairman of the Board, Alberto Ardura González, has more than 35 years of experience in the financial industry and has advised numerous companies on M&A transactions and on structuring and underwriting public and private issuances of equity and debt. From 2002 to 2009, Mr. Ardura was the Chief Country Manager and Head of Fixed Income Currencies and Commodities at Merrill Lynch Mexico, S.A. de C.V., the leading investment bank in Mexico at the time. In 2009, Mr. Ardura joined Deustsche Bank, A.G. in New York City as Head of Latin America Capital Markets and Treasury Solutions, advising over 350 clients in raising several hundred billion dollars in debt and equity financing in the public and private markets, as well as advising several clients in restructurings transactions. During such time, Mr. Ardura also was also responsible for Deutsche Banks’s local operations in Brazil, Mexico, Chile, Perú and Argentina, and was a member of Deutsche Bank’s Global Emerging Markets Committee, Latin America Investment Committee, and Americas Investment Banking Executive Committee. He was later appointed as Vice Chairman of Corporate Finance for Latin America. From 2017 to 2019, he was a Managing Director leading the Latin America Investment Banking and Client Coverage division at Nomura Securities. Inc. In 2019, Mr. Ardura founded his own advisory firm, Pier A Capital Solutions, Inc., focusing on M&A and private debt and equity financing transactions for clients across Latin America. Mr. Ardura has served on several boards of directors including Banca Promex, S.A. de C.V., Valores Finamex, S.A. de C.V. Merrill Lynch México, Casa de Bolsa, S.A. de C.V. He currently serves on the board of directors of Eric Kayser Mexico, S.A.P.I. de C.V. He is also founder and director of the Coscomate Hospitality Group, LLC, with operations in the U.S., Mexico, and Spain, where Mr. Ardura has gained extensive knowledge of the restaurant industry. We believe Mr. Ardura’s knowledge of the U.S. capital markets and institutional investors will help us to structure, negotiate and execute an initial business combination.

Our Chief Financial Officer, Jose Luis Guerrero Cortes, has over 15 years of experience as an executive. Mr. Guerrero has been serving as Chief Executive Officer of PMCE, an education platform that acquired and operates a chain of preschool and day care centers in Mexico City, since July 2019. Mr. Guerrero has been the Manager Partner of Gueca Capital (a Search Fund) since March 2017. From January 2016 to March 2017, Mr. Guerrero was Chief Executive Officer of Operadora de Vias Terrestres, one of the main highway concessionaires in Mexico. He has also served as Chief Financial Officer of Grupo Aeroportuario del Centro Norte, S. A. B. de C. V. (NASDAQ: OMAB), a holding company whose subsidiaries are engaged in the administration, operation and use of 13 airports under a concession granted by the Mexican Government. Previously, Mr. Guerrero worked as a summer associate at Goldman Sachs in the debt capital markets and derivatives groups, served as a financial analyst at Empresas ICA and as an assistant brand manager at Procter & Gamble. Mr. Guerrero holds an undergraduate degree in chemical engineering from the Universidad Iberoamericana, a diploma in finance from Instituto Tecnológico y de Estudios Superiores de Monterrey, and an MBA from the Harvard Business School.

Luis Doporto Alejandre is a member of our board of directors. Mr. Doporto is a Mexican entrepreneur with more than 20 years of experience leading specialized teams in corporate practice, domestic and international M&A, brand building and corporate strategies in pharmaceutical, agro-industrial and food & beverage sectors. In 2019, Mr. Doporto founded Doporto Prime Capital, leading a team of professionals in the beverage, pharmaceutical, finance and consumer sectors. Mr. Doporto is the CEO and Chairman of the Board of Directors of Casa Marzam, a pharmaceutical distribution company with 650 daily delivery routes and serving more than 27,000 clients in Mexico. In 2018, Mr. Doporto founded Guacamolito/Golden Stone, a U.S. company that produces and distributes avocado pulp for the food service industries. Mr. Doporto graduated from Universidad Iberoamericana and holds a Master’s Degree in International Commercial Law from the Université Panthéon Assas of Paris.

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

Jesus O. Lanza Losa has served as one of our independent directors since January 13, 2023. Mr. Lanza Losa has been the Founder & CEO of LOTTUS Education, leading buyouts platform in the education space, Mexico since 2013. At Lottus, Mr Lanza Losa has successfully led the acquisition, optimization, and business enlargement of six different targets totaling circa $250 million in transaction volume. Mr. Lanza Losa was an investment professional at the Special Situations Group & Credit Hedge Fund at Cerberus Capital Management, London in year 2012. From 2009 to 2011, Mr. Lanza Losa worked at the Investment Banking Division – M&A LatAm at first Citigroup and then Goldman, Sachs & Co., New York/Mexico. Mr. Lanza Losa graduated from Universidad de Oviedo with a B.A. in Business Administration, and holds a Masters in Finance Degree from The London Business School, as well as executive education programs at both The London School of Economics and The Wharton School.

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

Our officers and independent directors have agreed not to become officers or directors of any other special purpose acquisition company that has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination on or before the Extended Date.

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

Financial Position

With funds in the trust account of approximately $30.28 million available to use for a business combination (assuming no stockholder seeks conversion of their public shares or seeks to sell their shares to us in any tender offer in relation to such business combination and before payment of a fee to EarlyBirdCapital of  $7,000,000), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us.

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

Under NYSE American’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding;;
●	any of our directors, officers or substantial shareholders (as defined by NYSE American rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until the Extended Date in order to be able to receive a pro rata share of the trust account.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have until the Extended Date to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the Extended Date, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the Extended Date and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares and private shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the Extended Date, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to convert their public shares upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person. Our sponsor, initial stockholders, officers and directors have agreed to waive any conversion rights with respect to any founder shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;
●	if our initial business combination is not consummated on or before the Extended Date, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;
●	upon the consummation of the offering, $175,000,000, or approximately $201,250,000 if the over-allotment option is exercised in full, shall be placed into the trust account;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in the offering on an initial business combination.

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

RISKS FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	we are a newly formed company with no operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections normally afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of additional equity and/or debt securities to complete a business combination, which would dilute the interest of our stockholders;
●	third-party claims reducing the per-share redemption price;
●	failure to enforce our sponsor’s indemnification obligations;
●	holders of warrants could be limited to exercising warrants only on a “cashless basis” if we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	ability to successfully effect a business combination and to be successful thereafter, which will be totally dependent upon the efforts of our key personnel;
●	conflicts of interest of our officers and directors in determining whether a particular target business is appropriate for a business combination;
●	the delisting of our securities by NYSE American;
●	ability of our stockholders to conduct conversions in connection with our initial business combination pursuant to the tender offer rules;
●	non-comparable performance against other public companies;
●	ability to only complete one business combination, causing dependence on a single business which may have a limited number of products or services;
●	our competitors may have advantages over us in seeking business combinations due to our structure;
●	ability to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business;

●	our initial stockholders controlling a substantial interest in us and may influence certain actions requiring a stockholder vote;
●	immediate and substantial dilution from the purchase of our shares of common stock;
●	outstanding warrants could have an adverse effect on the market price of our common stock;
●	disadvantageous timing for redeeming unexpired warrants;
●	the exercise of registration rights by our security holders may have an adverse effect on the market price of our shares of common stock;
●	the requirement to complete an initial business combination on or before the Extended Date may give potential target businesses leverage over us in negotiating a business combination;
●	the impact of the coronavirus (COVID-19) pandemic and the status of debt and equity markets;
●	resources spent researching acquisitions that are not consummated;
●	there is currently no market for our securities and a market for our securities may not develop;
●	changes in laws or regulations, or our failure to comply with any laws and regulations;
●	cyber incidents or attacks directed at us, resulting in information theft, data corruption, operational disruption and/or financial loss;
●	uncertain or adverse U.S. federal income tax consequences;
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of shares of our common stock could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares; and
●	If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait after the Extended Date before receiving distributions from the trust account.

We have until the Extended Date to complete a business combination, unless our stockholders approve an amendment to our amended and restated certificate of incorporation to extend such period. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto or unless we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Annual Report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, NYSE American rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

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

Pursuant to our amended and restated certificate of incorporation we are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Currently, there are 91,361,185 authorized but unissued shares of common stock available for issuance. There are currently no shares of preferred stock issued and outstanding.

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

If the net proceeds of the offering not being held in trust are insufficient to allow us to operate at least until the Extended Date, we may be unable to complete a business combination.

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

On June 21, 2022, we issued an unsecured promissory note in the principal amount of up to $700,000 to the sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. This note amended, replaced and superseded in its entirety that certain promissory note, dated February 10, 2022, made by the Company in favor of the sponsor in the principal amount of up to $350,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by this note. This note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). This note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Our amended and restated certificate of incorporation provides that we will continue in existence only until the Extended Date from the closing of the offering. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

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

NYSE American may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On February 13, 2023, we transferred the listing of our common stock, units and warrants from the NYSE to NYSE American. Although we expect to meet NYSE American’s minimum initial listing standards, which generally only require that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will be, or will continue to be, listed on NYSE American in the future or prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that NYSE American will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. NYSE American will also have discretionary authority to not approve our listing if it determines that the listing of the company to be acquired is against public policy at that time.

If NYSE American delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our shares of common stock and warrants are listed on NYSE American, our units, shares of common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE American, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year for so long as either (1) the market value of our common stock held by non-affiliates did not equal to or exceed $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues did not equal to or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal to or exceed $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Our initial stockholders currently own approximately 63.6% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors, initial stockholders or their affiliates has indicated any intention to purchase units in the offering or any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination and pursuant to the letter agreement, our initial stockholders, including our sponsor, as well as all of our officers and directors, have agreed to vote their founder shares, private shares and any public shares of common stock purchased during or after the offering (including in open market and privately negotiated transactions) in favor of such proposed business combination. Accordingly, we would not need public shares sold in the offering to be voted in favor of an initial business combination in order to have our initial business combination approved.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until the Extended Date. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than the Extended Date.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term u.s. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

The requirement that we complete an initial business combination before the Extended Date may give potential target businesses leverage over us in negotiating a business combination.

We have until the Extended Date to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination on or before the Extended Date. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the coronavirus (COVID-19) pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

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

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

We have identified in the past a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

After consultation with our independent registered public accounting firm, our management concluded that we identified material weaknesses in our internal controls over financial reporting related to the classification of redeemable common stock as components of either permanent or temporary equity, as previously disclosed on the 2021 Annual Report for the year ended December 31, 2021. Such material weakness has been alleviated by implementing new procedures to ensure that we identify and apply applicable accounting guidance to all complex transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with in accordance with ASC Topic 205-40 Presentation of Financial Statements - Going Concern, we have until the Extended Date to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after the Extended Date.

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

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination, if at all, or optimize our capital structure.

At the time we enter into an agreement for our initial business combination we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the Representative will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

Additionally, if our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement, we have not yet made any such determination to liquidate the securities held in the trust account.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the Public Stockholders would receive upon any redemption or liquidation of the Company. As of the date of this Annual Report, we are currently holding the funds in our trust account in money market funds.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Since our stockholders approved the Charter Amendment Proposal, then any redemption or other repurchase that we make that occurs after December 31, 2022, may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with our initial business combination, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

Inflation could adversely affect our business and results of operations.

While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities currently trade on NYSE American. Each of our units consists of one share of common stock and one-half of one warrant and, commencing on February 12, 2021, traded on the NYSE under the symbol “BITE.U.” The common stock and warrants underlying our units began trading separately on the NYSE under the symbols “BITE” and “BITE.WS,” respectively, on April 5, 2021. On February 13, 2023, our units, common stock and warrants began trading on NYSE American under the same ticker symbols.

Holders of Record

On March 31, 2023, there were three holders of record of our units and one holder of record of our common stock and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

A total of $200,000,000 of the net proceeds from the IPO, the Private Placement and the sale of the Units and Option Private Warrants in connection with the underwriters’ partial exercise of their over-allotment was deposited in a trust account established for the benefit of the Company’s public stockholders, with Continental Stock Transfer & Company acting as trustee.We paid a total of $3,500,000 in underwriting discounts and $611,738 for other offering costs and expenses related to the IPO.

In connection with the stockholder vote to approve the Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of approximately $171.03 million, leaving approximately $30.28 million in the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”,” “Business” and the audited financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Bite” refer to Bite Acquisition Corp.

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

For the years ended December 31, 2022 and 2021, we had a net income of $991,838 and a net loss of $798,333, a change of $1,790,171. The year-to-year change consisted of an increase in operating and formation costs of $405,182 offset by an increase in fair value of warrants of $19,250, an increase in income earned on investments held in the Trust Account of $2,416,781, an increase in the fair value of convertible promissory notes of $242,448 and income taxes of $477,781.

Liquidity and Capital Resources

For the years ended December 31, 2022 and 2021 net cash used in operating activities was $978,980 and $944,050, respectively, consisting primarily of changes in income earned on investments held in the Trust Account and payments made for formation, operating and deferred offering costs.

For the year ended December 31, 2022, net cash provided by investing activities was $172,145,714 primarily due to the partial liquidation of the Trust Account. For the year ended December 31, 2021, net cash used by investing activities was $200,000,000, which consisted of the principal deposited into the Trust Account.

For the year ended December 31, 2022, net cash used by financing activities was $171,169,610 primarily due to the redemption of Class A shares as a result of the partial liquidation of the Trust Account. For the year ended December 31, 2021, net cash provided by financing activities was $201,000,487, primarily consisting of net proceeds from the Initial Public Offering, sale of private placement warrants and payments of deferred offering costs.

As indicated in the accompanying financial statements, at December 31, 2022, we had $86,517 in cash and working capital deficit (excluding income tax accruals) of $693,382. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

Going Concern Consideration

As of December 31, 2022, we had cash held outside of the Trust Account of $86,517 and a working capital deficit, excluding income tax accruals, of $693,382. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We anticipate that the cash held outside of the Trust Account as of December 31, 2022, will not be sufficient to allow us to operate through the end of the Combination Period (as defined below). Additionally, in order to finance transaction costs in connection with a Business Combination, our sponsor, or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (“Working Capital Loans”). While we expect to have sufficient access to additional sources of capital under Working Capital Loans pursuant to a promissory note with the Sponsor, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available, if necessary.

In addition, we initially had until February 17, 2023 (or August 17, 2023, as applicable), as such period may be extended pursuant to our amended and restated memorandum and articles of association, to complete a Business Combination (the “Combination Period”). On December 15, 2022, the Company’s stockholders approved, among other proposals, the Extension Amendment. The Extension Amendment extends the date by which we must consummate our initial business combination from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by the Board, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of the Company’s initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account.

Therefore, the end of the Extension will occur prior to one year after the issuance of these financial statements. Although we are continuing our pursuit of potential targets for an initial business combination, there is no assurance that our plans to consummate a Business Combination will be successful during the Extension. As outlined in our certificate of incorporation, if we do not complete, or have an agreement in principle or a definitive agreement for, a business combination by the end of the Extension, we will cease operations and redeem our public shares through a wind-up of the Company and liquidation.

Both of these conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these financial statements were issued. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Classification

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

Controls and Procedures

We are required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Review

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Annual Report as we have not conducted any operations to date.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending December 31, 2022, our disclosure controls and procedures were effective. The material weakness that was previously disclosed on the 2021 Annual Report for the year ended December 31, 2021 related to the classification of redeemable common stock as components of either permanent or temporary equity has been alleviated by implementing new procedures to ensure that we identify and apply applicable accounting guidance to all complex transactions. Management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Alberto Ardura González	60	Chief Executive Officer and Chairman of the Board
Jose Luis Guerrero Cortes	42	Chief Financial Officer
Luis Doporto Alejandre	48	Director
Jesus O. Lanza Losa	37	Director
Joseph C. Essa	65	Director
Julia A. Stewart	66	Director

Alberto Ardura González, who has served as our Chief Executive Officer since our inception and serves on our board of directors, and has served as the Chairman of the board of directors since December 31, 2022, has more than 35 years of experience in the financial industry and has advised numerous companies on M&A transactions and on structuring and underwriting public and private issuances of equity and debt. From 2002 to 2009, Mr. Ardura was the Chief Country Manager and Head of Fixed Income Currencies and Commodities at Merrill Lynch Mexico, S.A. de C.V., the leading investment bank in Mexico at the time. In 2009, Mr. Ardura joined Deustsche Bank, A.G. in New York City as Head of Latin America Capital Markets and Treasury Solutions, advising over 350 clients in raising several hundred billion dollars in debt and equity financing in the public and private markets, as well as advising several clients in restructurings transactions. During such time, Mr. Ardura also was also responsible for Deutsche Banks’s local operations in Brazil, Mexico, Chile, Perú and Argentina, and was a member of Deutsche Bank’s Global Emerging Markets Committee, Latin America Investment Committee, and Americas Investment Banking Executive Committee. He was later appointed as Vice Chairman of Corporate Finance for Latin America. From 2017 to 2019, he was a Managing Director leading the Latin America Investment Banking and Client Coverage division at Nomura Securities. Inc. In 2019, Mr. Ardura founded his own advisory firm, Pier A Capital Solutions, Inc., focusing on M&A and private debt and equity financing transactions for clients across Latin America. Mr. Ardura has served on several boards of directors including Banca Promex, S.A. de C.V., Valores Finamex, S.A. de C.V. Merrill Lynch México, Casa de Bolsa, S.A. de C.V. He currently serves on the board of directors of Eric Kayser Mexico, S.A.P.I. de C.V. He is also founder and director of the Coscomate Hospitality Group, LLC, with operations in the U.S., Mexico, and Spain, where Mr. Ardura has gained extensive knowledge of the restaurant industry. We believe Mr. Ardura’s knowledge of the U.S. capital markets and institutional investors will help us to structure, negotiate and execute an initial business combination.

Jose Luis Guerrero Cortes, who has served as our Chief Financial Officer since January 31, 2023, has over 15 years of experience as an executive. Mr. Guerrero has been serving as Chief Executive Officer of PMCE, an education platform that acquired and operates a chain of preschool and day care centers in Mexico City, since July 2019. Mr. Guerrero has been the Manager Partner of Gueca Capital (a Search Fund) since March 2017. From January 2016 to March 2017, Mr. Guerrero was Chief Executive Officer of Operadora de Vias Terrestres, one of the main highway concessionaires in Mexico. He has also served as Chief Financial Officer of Grupo Aeroportuario del Centro Norte, S. A. B. de C. V. (NASDAQ: OMAB), a holding company whose subsidiaries are engaged in the administration, operation and use of 13 airports under a concession granted by the Mexican Government. Previously, Mr. Guerrero worked as a summer associate at Goldman Sachs in the debt capital markets and derivatives groups, served as a financial analyst at Empresas ICA and as an assistant brand manager at Procter & Gamble. Mr. Guerrero holds an undergraduate degree in chemical engineering from the Universidad Iberoamericana, a diploma in finance from Instituto Tecnológico y de Estudios Superiores de Monterrey, and an MBA from the Harvard Business School.

Luis Doporto Alejandre has served as a member of our board of directors since January 13, 2023. Mr. Doporto is a Mexican entrepreneur with more than 20 years of experience leading specialized teams in corporate practice, domestic and international M&A, brand building and corporate strategies in pharmaceutical, agro-industrial and food & beverage sectors. In 2019, Mr. Doporto founded Doporto Prime Capital, leading a team of professionals in the beverage, pharmaceutical, finance and consumer sectors. Mr. Doporto is the CEO and Chairman of the Board of Directors of Casa Marzam, a pharmaceutical distribution company with 650 daily delivery routes and serving more than 27,000 clients in Mexico. In 2018, Mr. Doporto founded Guacamolito/Golden Stone, a U.S. company that produces and distributes avocado pulp for the food service industries. Mr. Doporto graduated from Universidad Iberoamericana and holds a Master’s Degree in International Commercial Law from the Université Panthéon Assas of Paris.

Jesus O. Lanza Losa has served as one of our independent directors since January 13, 2023. Mr. Lanza Losa has been the Founder & CEO of LOTTUS Education, leading buyouts platform in the education space, Mexico since 2013. At Lottus, Mr Lanza Losa has successfully led the acquisition, optimization, and business enlargement of six different targets totaling circa $250 million in transaction volume. Mr. Lanza Losa was an investment professional at the Special Situations Group & Credit Hedge Fund at Cerberus Capital Management, London in year 2012. From 2009 to 2011, Mr. Lanza Losa worked at the Investment Banking Division – M&A LatAm at first Citigroup and then Goldman, Sachs & Co., New York/Mexico. Mr. Lanza Losa graduated from Universidad de Oviedo with a B.A. in Business Administration, and holds a Masters in Finance Degree from The London Business School, as well as executive education programs at both The London School of Economics and The Wharton School.

Joseph C. Essa has served as one of our independent directors since inception, and is one of the most prestigious and experienced restaurant CEOs in the U.S. with more than two decades experience as founder, investor, operator and executive in the restaurant industry. He has deep knowledge of brands, chefs and trends in the restaurant industry. Mr. Essa has successfully operated fast casual, casual and fine dining restaurants in demanding markets in the U.S. including New York, Las Vegas, and Los Angeles, as well as in several major international cities such as Tokyo, Shanghai, and Dubai. Currently, Mr. Essa serves as President & CEO of MKM Hospitality Group. Mr. Essa has also served as the President and CEO of the Thomas Keller Restaurant Group, a collection of luxury, fine and casual dining restaurants, as the President and CEO of Wolfgang Puck Worldwide, , and is a past chair of the National Restaurant Association. Mr. Essa has extensive experience in directing and building global restaurants and related consumer product brands and is an expert in restaurant growth strategy. Mr. Essa is an innovative leader who prides himself in taking a collaborative approach to work culture. He is a Certified Public Accountant, who graduated from Boston College with a Bachelor of Science in accounting and finance.

Julia A. Stewart has served as one of our independent directors since inception. Over the course of her career, Ms. Stewart has been instrumental in building global businesses and developing strong brands. Ms. Stewart has served as the Chair and Chief Executive Officer of Alurx, Inc., a specialty products company focused on health and wellness, since January 2020 and since 2003 has served on the board of directors of Avery Dennison Corporation (NYSE: AVY), a multi-national Fortune 500 company. She has also served on the board of directors of Fogo de Chao restaurants since 2017. In 2001 she became the Chief Executive Officer of IHOP restaurants, where she participated in the $2.4 billion acquisition of Applebee’s, a leading casual dining chain where she was previously the President. She continued as Chief Executive Officer and Chair of the combined company, Dine Brands Global, Inc. (formerly DineEquity, Inc.) (NYSE: DIN) until 2017. With over 3,700 restaurants in 22 countries, 250,000 team members and $9 billion in system sales as of 2016, Dine Brands Global, Inc. became the largest sit-down restaurant company in the world. She has advised a wide number of private equity and investment banking firms, including Rhone Capital on their acquisition of Fogo de Chao restaurants. Ms. Stewart’s leadership experience also includes positions in operations, franchising and marketing with Taco Bell, Stuart Anderson Black Angus, Burger King and Carl’s Jr. Ms. Stewart is a founding member of the Women’s Foodservice Forum in 2008 she was listed as one of Fortune Magazine’s 50 Most Powerful Women in the U.S. and was the recipient of Nations’ Restaurant News “Operator of the Year” in 2005 and 2015. Ms. Stewart graduated, with honors, from the San Diego State University with a bachelor’s degree in Communications and has an Honorary Doctorate in Business from Johnson and Wales University.

Our board of directors is divided into three classes with only one class of directors being elected on each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Ardura, expired on our first annual meeting of stockholders, and such director was re-elected to serve on our board of directors. The term of office of the second class of directors, consisting of Mr. Essa and Ms. Stewart, will expire on the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Lanza Losa and Mr. Doporto, will expire on the third annual meeting of stockholders.

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

Audit Committee

The members of our audit committee are Mr. Essa, Mr. Lanza Losa and Ms. Stewart. Mr. Essa serves as chairman of the audit committee.

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

Compensation Committee

The members of our compensation committee are Mr. Lanza Losa, Mr. Essa and Ms. Stewart. Mr. Essa serves as chairman of the compensation committee.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE American and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Mr. Essa, Mr. Lanza Losa and Ms. Stewart. Mr. Essa serves as chair of the nominating and corporate governance committee.

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

Our board of directors has also adopted Corporate Governance Guidelines in accordance with the corporate governance rules of NYSE American that serve as a flexible framework within which our board of directors and its committees operate. Copies of our Corporate Governance Guidelines, our Code of Ethics, our Audit Committee Charter, our Compensation Committee Charter and our Nominating and Corporate Governance Committee Charter are available on our corporate website. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2022, there were no delinquent filers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 27, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
	Owned		stock
Name and Address of Beneficial Owner(1)
Smart Dine, LLC(2)	5,450,001	(3)	63.1%
Alberto Ardura González	5,450,001	(3)	63.1%
Axel Molet Warschawski	—		—
Joseph C. Essa	23,333		*
Julia A. Stewart	23,333		*
Jesus O. Lanza Losa	—		—
Luis Doporto Alejandre	—		—
Jose Luis Guerrero Cortes	—		—
All directors and executive officers as a group (6 individuals)	5,496,667		63.6%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 30 West Street No. 28F, New York, NY 10004.
(2)	Smart Dine, LLC is our sponsor. Alberto Ardura González, our Chief Executive Officer and Chairman of the Board, is a manager of our sponsor. Consequently, he may be deemed the beneficial owner of the shares held by our sponsor and has voting and dispositive control over such securities. Mr. Ardura González disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(3)	The securities are held directly by the sponsor and indirectly by Alberto Ardura González, as a manager of the sponsor. Alberto Ardura Gonzalez disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

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

On February 10, 2022, the Company issued an unsecured promissory note (the “February Note”) in the principal amount of up to $350,000 to the sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The February Note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the February Note into that number of units (“Working Capital Units”) equal to the portion of the principal amount of the February Note being converted divided by $10.00, rounded up to the nearest whole number. The February Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the February Note and all other sums payable with regard to the Note becoming immediately due and payable.

On June 21, 2022, the Company issued an unsecured promissory note (the “June Note”) in the principal amount of up to $700,000 to the sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. The June Note amended, replaced and superseded the February Note, and any unpaid principal balance of the indebtedness evidenced by the February Note has been merged into and evidenced by the June Note. The June Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert all or any portion of the principal outstanding under the June Note into that number of Working Capital Units equal to the portion of the principal amount of the June Note being converted divided by $10.00, rounded up to the nearest whole number. The June Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the June Note and all other sums payable with regard to the June Note becoming immediately due and payable.

On March 23, 2023, the Company issued an unsecured promissory note (the “March Note”) in the principal amount of up to $2,000,000 to the sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The March Note amended, replaced and superseded the June Note, and any unpaid principal balance of the indebtedness evidenced by the February Note has been merged into and evidenced by the June Note. The June Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert up to $1,500,000 of the principal outstanding under the March Note into that number of Working Capital Units equal to the portion of the principal amount of the March Note being converted divided by $10.00, rounded up to the nearest whole number. The March Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the March Note and all other sums payable with regard to the March Note becoming immediately due and payable.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

Other than the $10,000 per month administrative fee and repayment of up to $2,000,000 in loans from our sponsor, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Currently, Mr. Lanza Losa, Mr. Essa, and Ms. Stewart are each considered an “independent director” under the NYSE listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were $78,314 and $109,380, respectively, for the services Marcum performed for the year ended December 31, 2022 and 2021, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report
(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
3.3(6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated December 19, 2022.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5(8)	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated October 29, 2020, issued to our sponsor.
10.2(2)	Subscription Agreement for Founder Shares, dated October 30, 2020, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated February 11, 2021, among the Company, our sponsor, and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated February 11, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Stock Escrow Agreement, dated February 11, 2021, among the Company, Continental Stock Transfer & Trust Company and certain security holders
10.7(1)	Administrative Services Agreement, dated February 11, 2021, between the Company and Smart Dine, LLC
10.8(1)	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and Smart Dine, LLC
10.9(1)	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and EarlyBird Capital, Inc.
10.10(1)	Form of Indemnity Agreement.
10.11(1)	Underwriting Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.
10.12(1)	Business Combination Marketing Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.
10.13(3)	Promissory Note issued in favor of Smart Dine LLC, dated February 10, 2022
10.14(4)	Promissory Note issued in favor of Smart Dine LLC, dated June 21, 2022
10.15(9)	Promissory Note issued in favor of Smart Dine LLC, dated March 23, 2023
99.1(5)	Press release, dated December 5, 2022
99.2(7)	Press release, dated January 3, 2023.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

(1)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2021.
(2)Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-252406), filed with the SEC on January 25, 2021, as amended.
(3)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2022.
(4)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2022.
(5)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2022.
(6)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2022.
(7)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2023.
(8)Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2022.
(9)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2023.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bite Acquisition Corp.

Dated: March 31, 2023	By:	/s/ Alberto Ardura González
Alberto Ardura González
Chief Executive Officer

Dated: March 31, 2023	By:	/s/ Jose Luis Guerrero Cortes
Jose Luis Guerrero Cortes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2023.

Signatures	Capacity in Which Signed

/s/ Alberto Ardura González	Chief Executive Officer and Chairman of the Board
Alberto Ardura González	(Principal Executive Officer)
/s/ Jose Luis Guerrero Cortes	Chief Financial Officer
Jose Luis Guerrero Cortes	(Principal Financial and Accounting Officer)
/s/ Luis Doporto Alejandre	Director
Luis Doporto Alejandre
/s/ Jesus O. Lanza Losa	Director
Jesus O. Lanza Losa
/s/ Joseph C. Essa	Director
Joseph C. Essa
/s/ Julia A. Stewart	Director
Julia A. Stewart

BITE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Bite Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bite Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the years ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years the ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company currently has a mandatory liquidation date of August 17, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$86,517	$89,393
Prepaid expenses	38,905	410,322
Total current assets	125,422	499,715
Investment held in Trust Account	30,293,789	200,011,361
Total assets	$30,419,211	$200,511,076

Liabilities, redeemable shares and stockholders’ deficit:
Current liabilities:
Accounts payable and accrued expenses	$258,394	$270,485
Franchise tax payable	—	128,085
Income taxes payable	426,867	—
Due to related party	227,857	107,857
Convertible promissory note at fair value - related party	332,553	—
Total current liabilities	1,245,671	506,427
Deferred tax liability	50,914	—
Private warrant liability	16,500	145,750
Total liabilities	1,313,085	652,177

Commitments

Common stock subject to possible redemption, 2,998,815 shares and 20,000,000 shares at December 31, 2022 and 2021 redemption value, respectively	29,866,922	200,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 shares issued and outstanding at both December 31, 2022 and 2021 (excluding 2,998,815 shares and 20,000,000 shares subject to possible redemption, respectively)	564	564
Additional paid-in capital	3,657,675	5,269,208
Accumulated deficit	(4,419,035)	(5,410,873)
Total stockholders’ deficit	(760,796)	(141,101)
Total liabilities, redeemable shares and stockholders' deficit	$30,419,211	$200,511,076

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Operating expenses:
Formation and operating costs	$1,124,171	$718,989
Franchise tax	206,050	200,705
Loss from operations	(1,330,221)	(919,694)

Other expenses
Investment income from Trust	2,428,142	11,361
Change in fair value of private warrants	129,250	110,000
Change in fair value of convertible promissory notes	242,448	—
Total other expenses	2,799,840	121,361

Net income (loss) before provision for income taxes	1,469,619	(798,333)
Provision for income taxes	477,781	—
Net income (loss) after taxes	$991,838	$(798,333)

Basic and diluted weighted average Common Stock subject to redemption	19,254,743	17,362,637
Basic and diluted net income (loss) per Common Stock	$0.04	$(0.04)

Basic and diluted weighted average Common Stock	5,640,000	4,381,126
Basic and diluted net income (loss) per Common Stock	$0.04	$(0.04)

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

	For the Years Ended December 31, 2022 and 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,031,250	$503	$24,497	$(802)	$24,198

Sale of 550,000 Private Placement units, including over-allotment, net of fair value of warrant liability	550,000	55	5,244,195	—	5,244,250

Shares forfeited due to partial exercise of over-allotment	(31,250)	(3)	3	—	—

Issuance of representative shares	90,000	9	513	—	522

Remeasurement to shares subject to possible redemption	—	—	—	(4,611,738)	(4,611,738)

Net loss	—	—	—	(798,333)	(798,333)

Balance as of December 31, 2021	5,640,000	$564	$5,269,208	$(5,410,873)	$(141,101)

Remeasurement of shares subject to possible redemption	—	—	(1,611,533)	—	(1,611,533)

Net income	—	—	—	991,838	991,838

Balance as of December 31, 2022	5,640,000	$564	$3,657,675	$(4,419,035)	$(760,796)

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$991,838	$(798,333)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(2,428,142)	(11,361)
Change in fair value of warrants	(129,250)	(110,000)
Change in fair value of convertible promissory note	(242,448)	—
Changes in current assets and current liabilities:
Prepaid assets	371,417	(410,322)
Accounts payable and accrued expenses	(12,091)	150,024
Franchise tax payable	(128,085)	128,085
Deferred tax liability – non-current	50,914	—
Income taxes payable	426,867	—
Due to related party	120,000	107,857
Net cash used in operating activities	(978,980)	(944,050)

Cash Flows from Investing Activities:
Investment held in Trust Account	—	(200,000,000)
Withdrawal of cash from Trust Account for tax payments	401,104	—
Partial liquidation of Trust Account	171,744,610	—
Net cash provided by (used in) investing activities	172,145,714	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting discounts paid	—	196,000,000
Proceeds from private placement	—	5,500,000
Partial redemption of common stock subject to possible redemption	(171,744,610)	—
Proceeds from issuance of promissory note to related party	575,000	—
Repayment of promissory note to related party	—	(65,000)
Payments of offering costs	—	(434,513)
Net cash (used in) provided by financing activities	(171,169,610)	201,000,487

Net Change in Cash	(2,876)	56,437
Cash - Beginning of the year	89,393	32,956
Cash - end of the year	$86,517	$89,393

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of common stock subject to possible redemption	$—	$170,666,930
Change in value of common stock subject to possible redemption	$—	$29,344,431
Initial fair value of liability associated with Private Warrants	$—	$255,750
Remeasurement of shares subject to possible redemption	$963,263	$4,623,099

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On December 15, 2022, the Company’s stockholders approved, among other proposals, an amendment to the amended and restated certificate of incorporation (the “Extension Amendment”). The Extension Amendment extends the date by which we must consummate our initial business combination (the “Extension”) from February 17, 2023 to August 17, 2023 or such earlier date as determined by its board of directors (the “Board”), provided that Smart Dine, LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of the Company’s initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account.

In connection with the stockholder vote to approve the Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of approximately $171.7 million, leaving approximately $30.3 million in the Trust Account.

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

Trust Account

Following the closing of the IPO, on February 17, 2021, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was held in a Trust Account (“Trust Account”), and may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000. Upon closing of the IPO, the Private Placement, and the sale of the Units, in connection with the underwriters’ partial exercise of their over-allotment, a total of $200,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest to occur of the completion of the Company’s initial business combination or the redemption of the Company’s public shares if the Company is unable to complete the initial business combination on or before the Extended Date. During the year ended December 31, 2022, the Company withdrew $401,104 from the Trust Account for the payment of tax obligations.

On December 15, 2022, the Company had a partial liquidation of funds in the trust account. Withdrawals due to the partial liquidation were $171,744,610. The remaining proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders.

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

The Company will have until the Extended Date to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will cease all operations except for the purpose of winding up, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $86,517 in its operating bank account and working capital deficit, excluding tax accruals, of $693,382.

Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. As such, the Company fully paid certain outstanding offering costs and the then outstanding amounts under a promissory note to the Sponsor. The Sponsor will provide all necessary financial support through Working Capital Loans, equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due through twelve months from the date the financial statements are issued. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The agreement with the Sponsor will be available to the Company until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation on February 17, 2023. If the Company does not complete a business combination, the Working Capital Loans will be forgiven. As of December 31, 2022, the Company received advances of $575,000 under the Working Capital Loan which was memorialized through a convertible promissory note in February 2022 (see Note 5).

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

However, the Company is within 12 months of its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or August 17, 2023, the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the outcome of the uncertainty

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Annual Report.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

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

Cash Held in Trust Account

At December 31, 2022, the assets held in the Trust Account were held in 100% U.S. Treasury Securities Money Market Fund. On December 15, 2022, the Company had a partial liquidation and approximately $171.7 million was withdrawn and paid to investors. At December 31, 2022, the Company had approximately $30.3 million in cash held in the Trust Account.

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

The common stock subject to possible redemption reflected on the balance sheet is reconciled as follows:

Gross proceeds	$200,000,000
Less: Common stock issuance costs	(4,611,738)
Plus: Remeasurement to shares subject to possible redemption	4,611,738
Common stock subject to possible redemption at December 31, 2021	200,000,000
Less: Redemption of shares	(171,744,610)
Plus: Remeasurement to shares subject to possible redemption	1,611,532
Common stock subject to possible redemption at December 31, 2022	$29,866,922

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

Accordingly, as of December 31, 2022, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

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

The Company accounts for its 275,000 common stock warrants issued in connection with its Private Placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

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

The Company’s statements of operations include a presentation of income (loss) per share for Common Stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing its proportional amount of net income (loss), by the weighted average number of redeemable Common Stock outstanding since original issuance. Net income (loss) per common stock, basic and diluted, for non-redeemable and Common Stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable and Common Stock outstanding for the periods. Non-redeemable Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

	Years Ended
	December 31,
	2022	2021
Common stock subject to possible redemption
Numerator: Net income (loss) allocable to common stock subject to possible redemption	$767,133	$(637,478)

Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	19,254,743	17,362,637
Basic and diluted net income per share, redeemable common stock	$0.04	$(0.04)

Non-Redeemable Common Stock
Numerator: Net income (loss) minus redeemable net earnings
Net income (loss)	$991,838	$(798,333)
Less: redeemable net income (loss)	(767,133)	637,478
Non-redeemable net income (loss)	$224,705	$(160,855)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	5,640,000	4,381,126
Basic and diluted net income (loss) per share, common stock	$0.04	$(0.04)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Out-of-Period Item

During the third quarter of 2022, the Company recorded an adjustment to correct prior period understatement of prepaid expenses in the amount of $13,500. The correction was primarily caused by an error in booking the amortization for a prepaid annual fee with one of the Company’s vendors. Management has concluded that the adjustment was not material to the Company’s annual and interim financial statements and recorded the adjustment in the September 30, 2022 condensed statements of operations.

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

Due to Related Party

As of December 31, 2022 and December 31, 2021, the amount due to related party is $227,857 and $107,857 which represents the aggregate accruals of administrative service fee from the year ended December 31, 2022 and for the period from February 12, 2021 to December 31, 2021, respectively.

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

The principal balance may be prepaid at any time but matures on the date at which the Company consummates its initial business combination. Upon the consummation of its initial business combination, the Sponsor may elect to covert all or a portion of the outstanding principal to a number of units equal to the outstanding balance at conversion divided by $10.00, rounded up to the nearest whole number (“Working Capital Units”). The Working Capital Units have the same terms as the Private Placement. As of December 31, 2022, the Company had outstanding advances of $575,000 under the Convertible Note.

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

As of December 31, 2022 and December 31, 2021, the Company accrued $227,857 and $107,857, respectively, for the administrative service fee.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$30,293,789	$—	$—

Liabilities
Warrant liabilities	$—	$—	$16,500
Convertible promissory note	$—	$—	$332,553

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$200,011,361	$—	$—

Liabilities
Warrant liabilities	$—	$—	$145,750

Investment Held in Trust Account

At December 31, 2022 and December 31, 2021, approximately $30.3 million and $200.0 million, respectively, of the balance in the Trust Account was held in a 100% U.S. Treasury Securities Money Market Fund. During the year ended December 31, 2022, the Company withdrew $401,104 from the Trust Account to as a reimbursement for taxes previously paid by the Company and to pay for current taxes.  At December 31, 2022, the Company has $426,867 in income taxes payable that will be eligible for payment out of proceeds from the Trust Account.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at February 17, 2021, as adjusted	$255,750
Change in fair value of private warrant liabilities	(110,000)
Private warrant liabilities at December 31 2021	145,750
Change in fair value of private warrant liabilities	(129,250)
Private warrant liabilities at December 31, 2022	$16,500

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

There were no transfers between Levels 1, 2 or 3 during the three months ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the private warrant liability as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$10.07	$9.72
Volatility	1.2%	10.0%
Expected life of the options to convert (in years)	3.1	5.5
Risk-free rate	4.21%	1.31%
Dividend yield	—%	—%

Convertible Note

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Note as of December 31, 2022:

December 31, 2022
Conversion price	$10.00
Share price	$10.07
Volatility	1.2%
Expected life of the debt to convert (in years)	0.58
Risk-free rate	4.70%

Note 8 – Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2022, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of both December 31, 2022 and December 31, 2021, there were 5,640,000 shares of common stock issued and outstanding, excluding 20,000,000 shares, of common stock subject to redemption in both periods.

Note 9 - Income Taxes

The Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Organizational costs/Startup experiences	$394,521	$150,988
Net operating loss carryforward	—	39,762
Total deferred tax assets	394,521	190,750

Deferred tax liabilities:
Change in fair value of note	(50,914)	—
Total deferred tax liability	(50,914)	—

Valuation allowance	(387,064)	(190,750)
Total net deferred tax assets	$(50,914)	$—

The income tax provision consists of the following.

	December 31, 2022	December 31, 2021
Federal:
Current	$426,867	$—
Deferred	(145,389)	(190,750)

Change in valuation allowance	196,303	190,750
Income tax provision	$477,781	$—

As of December 31, 2022, the Company did not have any U.S. federal net operating loss carryovers and no state net operating loss carryovers available to offset future taxable income. As of December 31, 2021, the Company had $189,344 in U.S. federal net operating loss carryovers.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $196,303 and $190,750, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 are as follows:

		December 31,
	December 31, 2022	2021
Federal taxes	21.00%	21.00%
Permanent Items	(1.85)%	2.9%
Change in valuation allowance	13.36%	(23.9)%
Total tax expense	32.51%	—%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 23, 2023, the Company issued an unsecured promissory note (the “March Note”) in the principal amount of up to $2,000,000 to the sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The March Note amended, replaced and superseded an unsecured promissory note in the principal amount of up to $700,000 issued to the sponsor on June 21, 2022 (the “June Note”), and any unpaid principal balance of the indebtedness evidenced by the February Note has been merged into and evidenced by the June Note. The June Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert up to $1,500,000 of the principal outstanding under the March Note into that number of Working Capital Units equal to the portion of the principal amount of the March Note being converted divided by $10.00, rounded up to the nearest whole number. The March Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the March Note and all other sums payable with regard to the March Note becoming immediately due and payable.