Form 10-Q
period 2023-03-31
Bite Acquisition Corp.
filed 2023-05-17
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2023

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.0001 per share and one-half of one warrant	BITE.U	NYSE American LLC
Common stock, par value $0.0001 per share	BITE	NYSE American LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	BITE WS	NYSE American LLC

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

As of May 12, 2023, there were 8,638,815 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	Unaudited	Audited
Assets
Current assets:
Cash	$39,398	$86,517
Prepaid expenses	182,522	38,905
Total current assets	221,920	125,422
Investment held in Trust Account	30,596,953	30,293,789
Total assets	$30,818,873	$30,419,211

Liabilities, redeemable shares and stockholders’ deficit:
Current liabilities:
Accounts payable and accrued expenses	$977,078	$258,394
Franchise tax payable	36,100	—
Income taxes payable	426,867	426,867
Due to related party	257,857	227,857
Convertible promissory note at fair value - related party	642,041	332,553
Total current liabilities	2,339,943	1,245,671
Deferred tax liability	96,171	50,914
Private warrant liability	24,750	16,500
Total liabilities	2,460,864	1,313,085

Commitments

Common stock subject to possible redemption, 2,998,815 shares at both March 31, 2023 and December 31, 2022 redemption value	30,133,986	29,866,922

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 shares issued and outstanding at both March 31, 2023 and December 31, 2022 (excluding 2,998,815 shares subject to possible redemption, for both periods)	564	564
Additional paid-in capital	3,390,611	3,657,675
Accumulated deficit	(5,167,152)	(4,419,035)
Total stockholders’ deficit	(1,775,977)	(760,796)
Total liabilities, redeemable shares and stockholders’ deficit	$30,818,873	$30,419,211

The accompanying notes are an integral part of these condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Formation and operating costs	$877,303	$276,410
Franchise tax	36,100	50,000
Loss from operations	(913,403)	(326,410)

Other expenses
Investment income from Trust	3,282	12,911
Change in fair value of private warrants	(8,250)	46,750
Change in fair value of convertible promissory notes	215,511	33,986
Total other expenses	210,543	93,647

Net loss before provision for income taxes	(702,860)	(232,763)
Provision for income taxes	45,257	—
Net loss	$(748,117)	$(232,763)

Basic and diluted weighted average Common Stock subject to redemption	2,998,815	20,000,000
Basic and diluted net loss per Common Stock	$(0.09)	$(0.01)

Basic and diluted weighted average Common Stock	5,640,000	5,640,000
Basic and diluted net loss per Common Stock	$(0.09)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,640,000	$564	$3,657,675	$(4,419,035)	$(760,796)

Remeasurement of shares subject to possible redemption	—	—	(267,064)	—	(267,064)

Net loss	—	—	—	(748,117)	(748,117)

Balance as of March 31, 2023	5,640,000	$564	$3,390,611	$(5,167,152)	$(1,775,977)

	For the Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,640,000	$564	$5,269,208	$(5,410,873)	$(141,101)

Net loss	—	—	—	(232,763)	(232,763)

Balance as of March 31, 2022	5,640,000	$564	$5,269,208	$(5,643,636)	$(373,864)

The accompanying notes are an integral part of these condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(748,117)	$(232,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(3,282)	(12,911)
Change in fair value of warrants	8,250	(46,750)
Change in fair value of convertible promissory note	(215,511)	(33,986)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(143,617)	89,480
Accounts payable and accrued expenses	718,683	(49,277)
Franchise tax payable	36,100	(128,085)
Income tax payable	45,257	—
Due to related party	30,000	30,000
Net cash used in operating activities	(272,237)	(384,292)

Cash Flows from Investing Activities:
Deposits into Trust Account pursuant to Extension Amendment	(299,882)	—
Net cash used in investing activities	(299,882)	—

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	525,000	335,000
Net cash provided by financing activities	525,000	335,000

Net Change in Cash	(47,119)	(49,292)
Cash - Beginning of the period	86,517	89,393
Cash - end of the period	$39,398	$40,101

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of shares subject to possible redemption	$267,064	$—

The accompanying notes are an integral part of these condensed financial statements.

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through March 31, 2023 relates to the Company's formation and the initial public offering (“IPO”) and, subsequent to the IPO, identifying a target company for a business combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On December 15, 2022, the Company’s stockholders approved, among other proposals, an amendment to the amended and restated certificate of incorporation (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination (the “Extension”) from February 17, 2023 to August 17, 2023 or such earlier date as determined by its board of directors (the “Board”), provided that Smart Dine, LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of the Company’s initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. For the three months ended March 31, 2023, the Sponsor deposited $299,882 into the Trust Account pursuant to the Extension Amendment.

In connection with the stockholder vote to approve the Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $171.7 million, leaving approximately $30.3 million in the Trust Account.

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

Trust Account

Following the closing of the IPO, on February 17, 2021, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was held in a Trust Account (“Trust Account”), and may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000. Upon closing of the IPO, the Private Placement, and the sale of the Units, in connection with the underwriters’ partial exercise of their over-allotment, a total of $200,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest to occur of the completion of the Company’s initial business combination or the redemption of the Company’s public shares if the Company is unable to complete the initial business combination on or before the Extended Date. During the year ended December 31, 2022, the Company withdrew $401,104 from the Trust Account for the payment of tax obligations. There were no withdrawals from the Trust Account for the three months ended March 31, 2023. Pursuant to the Extension Amendment, the Sponsor deposited $299,882 into the Trust Account during the three months ended March 31, 2023.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $39,398 in its operating bank account and working capital deficit, excluding tax accruals, of $1,655,056.

Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. As such, the Company fully paid certain outstanding offering costs and the then outstanding amounts under a promissory note to the Sponsor. The Sponsor will provide all necessary financial support through Working Capital Loans, equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due through twelve months from the date the financial statements are issued. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The agreement with the Sponsor will be available to the Company until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation on August 17, 2023. If the Company does not complete a business combination, the Working Capital Loans will be forgiven. As of March 31, 2023, the Company received advances of $1,100,000 under the Working Capital Loan which was memorialized through a convertible promissory note (see Note 5).

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Quarterly Report.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash Held in Trust Account

At March 31, 2023, the assets held in the Trust Account were held in cash. On December 15, 2022, the Company had a partial liquidation and approximately $171.7 million was withdrawn and paid to investors. At March 31, 2023, the Company had approximately $30.6 million in cash held in the Trust Account.  For the three months ended March 31, 2023, the Sponsor deposited $299,882 into the Trust Account pursuant to the Extension Amendment.

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

The common stock subject to possible redemption reflected on the balance sheet is reconciled as follows:

Common stock subject to possible redemption at December 31, 2021	$200,000,000
Less: Redemption of shares	(171,744,610)
Plus: Remeasurement of shares subject to possible redemption	1,611,532
Common stock subject to possible redemption at December 31, 2022	29,866,922
Plus: Remeasurement to shares subject to possible redemption	267,064
Common stock subject to possible redemption at March 31, 2023	$30,133,986

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

Accordingly, as of March 31, 2023, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest bearing promissory note to the Sponsor with a principal value not to exceed $2,000,000 (“Convertible Note”) which is fully described in Note 5. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter. Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The Company’s statements of operations include a presentation of loss per share for Common Stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. Net loss per common stock, basic and diluted, for redeemable Common Stock is calculated by dividing its proportional amount of net loss, by the weighted average number of redeemable Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable and Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Common Stock, by the weighted average number of non-redeemable and Common Stock outstanding for the periods. Non-redeemable Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended
	March 31,
	2023	2022
Common stock subject to possible redemption
Numerator: Net loss allocable to common stock subject to possible redemption	$(259,696)	$(181,562)

Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	2,998,815	20,000,000
Basic and diluted net loss per share, redeemable common stock	$(0.09)	$(0.01)

Non-Redeemable Common Stock
Numerator: Net loss minus redeemable net earnings
Net loss	$(748,117)	$(232,763)
Less: redeemable net loss	259,696	181,562
Non-redeemable net loss	$(488,421)	$(51,201)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	5,640,000	5,640,000
Basic and diluted net loss per share, common stock	$(0.09)	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. Our effective tax rate was (6.4)% and 0.0% for the three months ended March 31, 2023 and 2022.

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

Due to Related Party

As of March 31, 2023 and December 31, 2022, the amount due to related party is $257,857 and $227,857 which represents the aggregate accruals of administrative service fee from the three months ended March 31, 2023 and the year ended December 31, 2022, respectively.

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

Convertible Promissory Note – On February 20, 2022, the Company issued the Convertible Note, through which the Sponsor may make advances to the Company under the Convertible Note up to an aggregate of $350,000. On June 21, 2022, the Convertible Note was amended to increase the maximum principal value to $700,000. On March 23, 2023, the Convertible Note was amended to increase the maximum principal value to $2,000,000.

The principal balance may be prepaid at any time but matures on the date at which the Company consummates its initial business combination. Upon the consummation of its initial business combination, the Sponsor may elect to covert all or a portion of the outstanding principal to a number of units equal to the outstanding balance at conversion divided by $10.00, rounded up to the nearest whole number (“Working Capital Units”). The Working Capital Units have the same terms as the Private Placement. As of March 31, 2023, the Company had outstanding advances of $1,100,000 under the Convertible Note.

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

As of March 31, 2023 and December 31, 2022, the Company accrued $257,857 and $227,857, respectively, for the administrative service fee.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Cash held in Trust Account	$30,596,953	$—	$—

Liabilities
Warrant liabilities	$—	$—	$24,750
Convertible promissory note	$—	$—	$642,041

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$30,293,789	$—	$—

Liabilities
Warrant liabilities	$—	$—	$16,500
Convertible promissory note	$—	$—	$332,553

Investment Held in Trust Account

At both March 31, 2023 and December 31, 2022, approximately $30.6 million and $30.3 million, respectively, of the balance in the Trust Account was held in cash. At March 31, 2023 and December 31, 2022, the Company has $36,100 and $426,867 in franchise taxes payable and income taxes payable, respectively, that will be eligible for payment out of proceeds from the Trust Account.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at December 31 2021	$145,750
Change in fair value of private warrant liabilities	(129,250)
Private warrant liabilities at December 31, 2022	16,500
Change in fair value of private warrant liabilities	8,250
Private warrant liabilities at March 31, 2023	$24,750

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

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2023.

The following table provides quantitative information regarding Level 3 fair value measurements for the private warrant liability as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Share price	$10.22	$10.07
Volatility	2.4%	1.2%
Expected life of the options to convert (in years)	2.8	3.1
Risk-free rate	3.87%	4.21%
Dividend yield	—%	—%

Convertible Note

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Note as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Conversion price	$10.00	$10.00
Share price	$10.22	$10.07
Volatility	2.4%	1.2%
Expected life of the debt to convert (in years)	0.04	0.58
Risk-free rate	4.68%	4.70%

Note 8 – Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2023, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of both March 31, 2023 and December 31, 2022, there were 5,640,000 shares of common stock issued and outstanding, excluding 2,998,815 shares of common stock subject to redemption in both periods.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than what is listed below.

Business Combination Agreement

On April 29, 2023, the Company, Above Food Corp., a corporation organized under the laws of Saskatchewan, Canada (“Above Food”), 2510169 Alberta Inc., an Alberta corporation (“TopCo”) and a direct, wholly-owned subsidiary of Above Food, and Above Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of TopCo (“Merger Sub”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which the Company and Above Food agreed to combine in a business combination that will result in each of the Company and Above Food becoming a wholly-owned subsidiary of TopCo. Upon the closing of the transactions contemplated by the Business Combination Agreement, TopCo’s common shares and warrants are expected to be listed on the New York Stock Exchange.

On the date of the Closing (the “Closing Date”) and pursuant to a court-approved plan of arrangement, Above Food’s shareholders will effect a share exchange (the “Share Exchange”), pursuant to which, among other things, Above Food’s shareholders will contribute to TopCo all of the issued and outstanding equity of Above Food in exchange for newly issued TopCo common shares, TopCo Class A earnout shares and TopCo Class B earnout shares, and after giving effect to the Share Exchange, Above Food will become a direct, wholly owned subsidiary of TopCo.

Pursuant to the Share Exchange, a number of TopCo common shares equal to $206,000,000 divided by $10.00 shall be issued to holders of Above Food’s shares or allocated to holders of certain of Above Food’s options, restricted share units and warrants for issuance upon exercise thereof. All of Above Food’s options, restricted share units and warrants that are outstanding immediately prior to the Share Exchange shall convert, respectively, into options, restricted share units and warrants exercisable for TopCo Common Shares.

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

On December 15, 2022, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation (the "Extension Amendment"). The Extension Amendment extends the date by which we must consummate our initial business combination (the "Extension") from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by our board of directors (the "Board," such later date, the "Extended Date"), provided that Smart Dine, LLC (the "Sponsor") (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of our initial business combination shall have occurred (the "Extension Payment"), and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. The Extension Payments may be funded through the March Note (as defined below). For the three months ended March 31, 2023, the Sponsor deposited $299,882 into the Trust Account pursuant to the Extension Amendment.

In connection with the stockholder vote to approve the Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $171.7 million, leaving approximately $30.3 million in the Trust Account.

On February 13, 2023, the Company transferred the listing of its common stock, units and warrants from the New York Stock Exchange (the "NYSE") to NYSE American LLC ("NYSE American").

All activity through March 31, 2023 relates to our formation, initial public offering, and search for a prospective initial business combination target.

On April 29, 2023, we entered into a business combination agreement (the "Business Combination Agreement") with Above Food Corp., a corporation organized under the laws of Saskatchewan, Canada ("Above Food"), 2510169 Alberta Inc., an Alberta Corporation ("TopCo") and a direct, wholly owned Subsidiary of the Company, and Above Merger Sub, Inc., a Delaware corporation and a direct, wholly owned Subsidiary of TopCo ("Merger Sub"). Pursuant to the Business Combination Agreement, the Company and Above Food agreed to combine in a business combination that will result in each of the Company and Above Food becoming a wholly-owned subsidiary of TopCo. Upon the closing of the transactions contemplated by the Business Combination Agreement, TopCo's common shares and warrants are expected to be listed on the New York Stock Exchange. For a more detailed discussion of the Business Combination Agreement, the transactions contemplated therein and related ancillary agreements, see the Current Report on Form 8-K filed with the SEC on May 1, 2023, and the Current Report on Form 8-K filed with the SEC on May 4, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three months ended March 31, 2023 compared to the three months ended March 31, 2022

For the three months ended March 31, 2023 and 2022, we had net losses of $748,117 and $232,763, respectively, a change of $515,354. The year-to-year change was primarily driven by changes related to formation costs. Activity for the three months ended March 31, 2023 related to formation costs was $877,303 compared to $276,410 for the three months ended March 31, 2022, a change of $600,893. We accrued franchise tax expense of $36,100 and $50,000 for the three months ended March 31, 2023 and 2022, respectively, a change of $13,900. This year-to-year change in net loss was also driven by an increase in the change to the fair value of convertible promissory notes of $181,525 and a decrease in income from trust investments of $9,629. The change in the fair value of the warrants was a decrease of $55,000 compared to a decrease of $52,250 for the three months ended March 31, 2023 and 2022, respectively. The provision for income taxes was $45,257 for the three months ended March 31, 2023 with no corresponding provision for the three months ended March 31, 2022.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2023, we had $39,398 in cash and working capital deficit, excluding tax accruals, of $1,655,056. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest-bearing promissory note to the Sponsor with a principal value not to exceed $350,000 (“Convertible Note”). The Convertible Note was subsequently amended to increase the maximum principal value to $700,000, and then to $2,000,000. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter. Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending March 31, 2023, our disclosure controls and procedures were effective. The material weakness that was previously disclosed on the Annual Report related to the classification of redeemable common stock as components of either permanent or temporary equity has been alleviated by implementing new procedures to ensure that we identify and apply applicable accounting guidance to all complex transactions. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

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

On December 15, 2022, our stockholders approved, among other proposals, the Extension Amendment. The Extension Amendment extends the date by which we must consummate our initial business combination from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by the Board, provided that the sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of our initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account.

In connection with the stockholder vote to approve the Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $171.7 million, leaving approximately $30.3 million in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1***	Business Combination Agreement, dated April 29, 2023, by and among Bite Acquisition Corp., 2510169 Alberta Inc., Above Merger Sub, Inc. and Above Food Corp.(4)

3.1	Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Bylaws(2)

3.3(6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated December 19, 2022

10.1	Amended and Restated Promissory Note, dated March 23, 2023(3)

10.2(4)	Shareholder Support Agreement, dated April 29, 2023

10.3(4)	Sponsor Support Agreement, dated April 29, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(5)	Joint Press Release, dated May 1, 2023.

99.2(5)	Conference call transcript.

99.3(5)	Investor presentation.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

*** Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2021 and incorporated by reference herein
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 2, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form 8-K filed on March 23, 2023 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Registration Statement on Form 8-K filed on May 4, 2023 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Registration Statement on Form 8-K filed on May 1, 2023 and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Registration Statement on Form 8-K filed on December 20, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITE ACQUISITION CORP.

Date: May 16, 2023	By:	/s/ Alberto Ardura González
	Name:	Alberto Ardura González
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2023	By:	/s/ Jose Luis Guerrero Cortes
	Name:	Jose Luis Guerrero Cortes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)