Form 10-Q
period 2023-06-30
Bite Acquisition Corp.
filed 2023-08-21
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40055

BITE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-3307316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 N. State Street
Chicago, IL	60654
(Address of principal executive offices)	(Zip Code)

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

As of August 21, 2023, there were 8,518,178 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	Unaudited	Audited
Assets
Current assets:
Cash	$9,302	$86,517
Prepaid expenses	80,214	38,905
Prepaid income taxes	18,526	—
Total current assets	108,042	125,422
Investment held in Trust Account	31,002,996	30,293,789
Total assets	$31,111,038	$30,419,211

Liabilities, redeemable shares and stockholders’ deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,943,465	$258,394
Franchise tax payable	72,800	—
Income taxes payable	—	426,867
Due to related party	287,857	227,857
Convertible promissory note at fair value - related party	793,904	332,553
Total current liabilities	3,098,026	1,245,671
Deferred tax liability	193,430	50,914
Private warrant liability	22,000	16,500
Total liabilities	3,313,456	1,313,085

Commitments

Common stock subject to possible redemption, 2,998,815 shares at both June 30, 2023 and December 31, 2022, at redemption value	30,948,722	29,866,922

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 shares issued and outstanding at both June 30, 2023 and December 31, 2022 (excluding 2,998,815 shares subject to possible redemption, for both periods)	564	564
Additional paid-in capital	2,575,875	3,657,675
Accumulated deficit	(5,727,579)	(4,419,035)
Total stockholders’ deficit	(3,151,140)	(760,796)
Total liabilities, redeemable shares and stockholders’ deficit	$31,111,038	$30,419,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Formation and operating costs	$1,160,719	$262,375	$2,038,022	$538,785
Franchise tax	36,700	50,000	72,800	100,000
Loss from operations	(1,197,419)	(312,375)	(2,110,822)	(638,785)

Other expenses
Investment income from Trust	321,221	262,000	324,503	274,911
Change in fair value of private warrants	2,750	74,250	(5,500)	121,000
Change in fair value of convertible promissory notes	463,138	20,649	678,649	54,635
Total other expenses	787,109	356,899	997,652	450,546

Net (loss) income before provision for income taxes	(410,310)	44,524	(1,113,170)	(188,239)
Provision for income taxes	150,117	7,346	195,374	7,346
Net loss	$(560,427)	$37,178	$(1,308,544)	$(195,585)

Basic and diluted weighted average Common Stock subject to redemption	2,998,815	20,000,000	2,998,815	20,000,000
Basic and diluted net (loss) income per Common Stock	$(0.06)	$0.00	$(0.15)	$(0.01)

Basic and diluted weighted average Common Stock	5,640,000	5,640,000	5,640,000	5,640,000
Basic and diluted net (loss) income per Common Stock	$(0.06)	$0.00	$(0.15)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three and Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,640,000	$564	$3,657,675	$(4,419,035)	$(760,796)

Remeasurement of shares subject to possible redemption	—	—	(267,064)	—	(267,064)

Net loss	—	—	—	(748,117)	(748,117)

Balance as of March 31, 2023	5,640,000	$564	$3,390,611	$(5,167,152)	$(1,775,977)

Remeasurement of shares subject to possible redemption	—	—	(814,736)	—	(814,736)

Net loss	—	—	—	(560,427)	(560,427)

Balance as of June 30, 2023	5,640,000	$564	$2,575,875	$(5,727,579)	$(3,151,140)

	For the Three and Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,640,000	$564	$5,269,208	$(5,410,873)	$(141,101)

Net loss	—	—	—	(232,763)	(232,763)

Balance as of March 31, 2022	5,640,000	$564	$5,269,208	$(5,643,636)	$(373,864)

Net income	—	—	—	37,178	37,178

Balance as of June 30, 2022	5,640,000	$564	$5,269,208	$(5,606,459)	$(336,687)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,308,544)	$(195,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(324,503)	(274,911)
Change in fair value of warrants	5,500	(121,000)
Change in fair value of convertible promissory note	(678,649)	(54,635)
Changes in current assets and current liabilities:
Prepaid expenses and other current assets	(59,835)	178,958
Accounts payable and accrued expenses	1,685,071	(133,974)
Franchise tax payable	72,800	(28,085)
Deferred tax liability – non-current	142,516	—
Income tax payable	(426,867)	7,346
Due to related party	60,000	60,000
Net cash used in operating activities	(832,511)	(561,886)

Cash Flows from Investing Activities:
Withdrawal of cash from Trust Account	365,000	—
Deposits into Trust Account pursuant to Extension Amendment	(749,704)	—
Net cash used in investing activities	(384,704)	—

Cash Flows from Financing Activities:
Proceeds from issuance of related party promissory note	1,140,000	515,000
Net cash provided by financing activities	1,140,000	515,000

Net Change in Cash	(77,215)	(46,886)
Cash - Beginning of the period	86,517	89,393
Cash - end of the period	$9,302	$42,507

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of shares subject to possible redemption	$1,081,800	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) and, subsequent to the IPO, identifying a target company for a business combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

On December 15, 2022, the Company’s stockholders approved, among other proposals, an amendment to the amended and restated certificate of incorporation (the “First Extension Amendment”). The First Extension Amendment extends the date by which the Company must consummate its initial business combination (the “Extension”) from February 17, 2023 to August 17, 2023 or such earlier date as determined by its board of directors (the “Board”), provided that Smart Dine, LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of the Company’s initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. For the six months ended June 30, 2023, the Sponsor deposited $749,704 into the Trust Account pursuant to the First Extension Amendment.

In connection with the stockholder vote to approve the First Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $171.7 million, leaving approximately $30.3 million in the Trust Account. Please see Note 9 – “Subsequent Events” for additional information regarding the August 10, 2023 amendment to the Company’s amended and restated certificate of incorporation.

On April 29, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Above Food Corp., a corporation organized under the laws of Saskatchewan, Canada (“Above Food”), 2510169 Alberta Inc., an Alberta Corporation (“TopCo”) and a direct, wholly owned Subsidiary of Above Food, and Above Merger Sub, Inc., a Delaware corporation and a direct, wholly owned Subsidiary of TopCo (“Merger Sub”). Pursuant to the Business Combination Agreement, the Company and Above Food agreed to combine in a business combination that will result in each of the Company and Above Food becoming a wholly-owned subsidiary of TopCo. Upon the closing of the transactions contemplated by the Business Combination Agreement (the “Proposed Transactions”), TopCo’s common shares and warrants are expected to be listed on the New York Stock Exchange.

On the date of the closing of the Proposed Transactions and pursuant to a court-approved plan of arrangement, Above Food’s shareholders will effect a share exchange (the “Share Exchange”), pursuant to which, among other things, Above Food’s shareholders will contribute to TopCo all of the issued and outstanding equity of Above Food in exchange for newly issued TopCo common shares, TopCo Class A earnout shares and TopCo Class B earnout shares, and after giving effect to the Share Exchange, Above Food will become a direct, wholly owned subsidiary of TopCo.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

Simultaneously with the closing of the IPO the Company consummated the private placement (the “Private Placement”) of an aggregate of 500,000 units (the “Private Units”) at a price of $10.00 per Private Unit, to the Sponsor and EarlyBirdCapital, Inc., (“EarlyBirdCapital”) generating total gross proceeds of $5,000,000.

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

Trust Account

Following the closing of the IPO, on February 17, 2021, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was held in a Trust Account (“Trust Account”), and may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000. Upon closing of the IPO, the Private Placement, and the sale of the Units, in connection with the underwriters’ partial exercise of their over-allotment, a total of $200,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest to occur of the completion of the Company’s initial business combination or the redemption of the Company’s public shares if the Company is unable to complete the initial business combination on or before the Second Extended Date (as defined in Note 9 below). During the year ended December 31, 2022 and June 30, 2023, the Company withdrew $401,104 and $365,000, respectively, from the Trust Account for the payment of tax obligations. Pursuant to the First Extension Amendment, the Sponsor deposited $749,704 into the Trust Account during the six months ended June 30, 2023. Please refer to subsequent events for additional extension and sponsor deposits.

On December 15, 2022, the Company had a partial liquidation of funds in the trust account. Withdrawals due to the partial liquidation were $171,744,610. The remaining proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders. Please see Note 9 – “Subsequent Events” for additional information regarding the August 10, 2023 amendment to the Company’s amended and restated certificate of incorporation.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have until the Second Extended Date to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will cease all operations except for the purpose of winding up, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $9,302 in its operating bank account and a working capital deficit, excluding prepayments and accruals for taxes, of $2,935,710.

Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. As such, the Company fully paid certain outstanding offering costs and the then outstanding amounts under a promissory note to the Sponsor. The Sponsor will provide all necessary financial support through Working Capital Loans (as defined in Note 5), equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due through twelve months from the date the financial statements are issued. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The agreement with the Sponsor will be available to the Company until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. If the Company does not complete a business combination, the Working Capital Loans will be forgiven. As of June 30, 2023, the Company received advances of $1,715,000 under the Working Capital Loan which was memorialized through a convertible promissory note (see Note 5).

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

However, the Company is within 12 months of its mandatory liquidation as of the time of filing this quarterly report on Form 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or February 17, 2024, the extended date the Company is required to liquidate.

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

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash Held in Trust Account

At June 30, 2023, the assets held in the Trust Account were held in cash. On December 15, 2022, the Company had a partial liquidation and approximately $171.7 million was withdrawn and paid to investors. At June 30, 2023, the Company had approximately $31.0 million in cash held in the Trust Account. For the six months ended June 30, 2023, the Sponsor deposited $749,704 into the Trust Account pursuant to the First Extension Amendment.

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The common stock subject to possible redemption reflected on the condensed balance sheets is reconciled as follows:

Common stock subject to possible redemption at December 31, 2021	$200,000,000
Less: Redemption of shares	(171,744,610)
Plus: Remeasurement of shares subject to possible redemption	1,611,532
Common stock subject to possible redemption at December 31, 2022	29,866,922
Plus: Remeasurement to shares subject to possible redemption	1,081,800
Common stock subject to possible redemption at June 30, 2023	$30,948,722

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the condensed balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO.

Accordingly, as of June 30, 2023, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

Fair Value Measurements

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common stock subject to possible redemption
Numerator: Net income (loss) allocable to common stock subject to possible redemption	$(194,543)	$29,000	$(454,238)	$(152,562)

Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	2,998,815	20,000,000	2,998,815	20,000,000
Basic and diluted net loss per share, redeemable common stock	$(0.06)	$0.00	$(0.15)	$(0.01)

Non-Redeemable Common Stock
Numerator: Net loss minus redeemable net earnings
Net income (loss)	$(560,427)	$37,178	$(1,308,544)	$(195,585)
Less: redeemable net income (loss)	194,543	(29,000)	454,238	152,562
Non-redeemable net income (loss)	$(365,884)	$8,178	$(854,306)	$(43,023)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	5,640,000	5,640,000	5,640,000	5,640,000
Basic and diluted net loss per share, common stock	$(0.06)	$0.00	$(0.15)	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. Our effective tax rate was (36.6)% and 16.5% for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rate was (17.6)% and (3.9)% for the six months ended June 30, 2023 and 2022, respectively.

The Company has identified the United States as its only “major” tax jurisdiction.

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital, the underwriters of the IPO, purchased an aggregate of 500,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $5,000,000. Each private unit consists of one share of common stock and one-half of one warrant (for a total outstanding 275,000 private warrants). Among the Private Units, 470,000 Units were purchased by the Sponsor and 30,000 Units were purchased by EarlyBirdCapital.

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

The Sponsor has agreed not to transfer, assign or sell its founder shares until the earlier of (i) one year after the date of the consummation of the initial business combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or earlier, in either case, if, subsequent to the initial business combination, the Company consummates a subsequent liquidation, merger, capital stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

Due to Related Party

As of June 30, 2023 and December 31, 2022, the amount due to related party is $287,857 and $227,857 which represents the aggregate accruals of administrative service fee for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.

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

The principal balance may be prepaid at any time but matures on the date at which the Company consummates its initial business combination. Upon the consummation of its initial business combination, the Sponsor may elect to convert up to $1,500,000 of the outstanding principal to a number of units equal to the outstanding balance at conversion divided by $10.00, rounded up to the nearest whole number (“Working Capital Units”). The Working Capital Units have the same terms as the Private Placement. As of June 30, 2023, the Company had outstanding advances of $1,715,000 under the Convertible Note.

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

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees. For each of the six months ended June 30, 2023 and 2022, the Company incurred $60,000 in fees for these services. As of June 30, 2023 and December 31, 2022, the Company’s administrative service fee payable was $287,857 and $227,857, respectively, which is included in Due to Related Party on the accompanying condensed balance sheets.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

Business Combination Marketing Agreement

Additionally, the Company has engaged EarlyBirdCapital as an advisor in connection with its business combination to assist it in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial business combination, assist the Company in obtaining stockholder approval for the business combination and assist the Company with our press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the initial business combination in an amount up to 3.5% of the gross proceeds of this offering (exclusive of any applicable finders’ fees which might become payable).

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities	$—	$—	$22,000
Convertible promissory note	$—	$—	$793,904

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities	$—	$—	$16,500
Convertible promissory note	$—	$—	$332,553

Investment Held in Trust Account

At June 30, 2023 and December 31, 2022, approximately $31.0 million and $30.3 million, respectively, of the balance in the Trust Account was held in cash. At June 30, 2023 and December 31, 2022, the Company had $54,274 and $426,867, respectively, in franchise taxes payable and income taxes payable, net of prepayments, that will be eligible for payment out of proceeds from the Trust Account.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at December 31 2021	$145,750
Change in fair value of private warrant liabilities	(129,250)
Private warrant liabilities at December 31, 2022	16,500
Change in fair value of private warrant liabilities	5,500
Private warrant liabilities at June 30, 2023	$22,000

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2023 and 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the private warrant liability as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Share price	$10.33	$10.07
Volatility	1.1%	1.2%
Expected life of the options to convert (in years)	2.3	3.1
Risk-free rate	4.74%	4.21%
Dividend yield	—%	—%

Convertible Note

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Note as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Conversion price	$10.00	$10.00
Share price	$10.33	$10.07
Volatility	1.1%	1.2%
Expected life of the debt to convert (in years)	0.42	0.58
Risk-free rate	5.38%	4.70%

Note 8 – Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of both June 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of both June 30, 2023 and December 31, 2022, there were 5,640,000 shares of common stock issued and outstanding, excluding 2,998,815 shares of common stock subject to redemption in both periods.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the condensed balance sheet through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements other than what is listed below.

On August 10, 2023, the Company’s stockholders approved, among other proposals, an amendment to the Company’s amended and restated certificate of incorporation (the “Second Extension Amendment”). The Second Extension Amendment extends the date by which the Company must consummate its initial business combination (the “Second Extension”) from August 17, 2023 to up to February 17, 2024 or such earlier date as determined by the Board (such date, as may be further extended by vote of the Company’s stockholders, the “Second Extended Date”), provided that the Sponsor (or its affiliates or designees) will deposit into the Trust Account $75,000 for each such one-month extension until February 17, 2024, unless the closing of our initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Second Extension Payment”).

In connection with the stockholder vote to approve the Second Extension Amendment, the holders of 120,637 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $1.2 million, leaving approximately $30.0 million in the Trust Account.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position and business strategy, the plans and objectives of management for future operations, and the Company’s proposed business combination with Above Food (as defined below) are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”), and the other reports and documents filed by the Company from time to time with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On December 15, 2022, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation (the “First Extension Amendment”). The First Extension Amendment extends the date by which we must consummate our initial business combination (the “Extension”) from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by our board of directors (the “Board”), provided that Smart Dine, LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into the trust account established in connection with our initial public offering (the “Trust Account”) an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of our initial business combination shall have occurred (the “Extension Payment”), and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. The Extension Payments may be funded through the March Note (as defined below). For the six months ended June 30, 2023, the Sponsor deposited $749,704 into the Trust Account pursuant to the First Extension Amendment.

In connection with the stockholder vote to approve the First Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $171.7 million, leaving approximately $30.3 million in the Trust Account.

On February 13, 2023, the Company transferred the listing of its common stock, units and warrants from the New York Stock Exchange (the “NYSE”) to NYSE American LLC (“NYSE American”).

All activity through June 30, 2023 relates to our formation, initial public offering, and search for a prospective initial business combination target.

On April 29, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) with Above Food Corp., a corporation organized under the laws of Saskatchewan, Canada (“Above Food”), 2510169 Alberta Inc., an Alberta Corporation (“TopCo”) and a direct, wholly owned Subsidiary of Above Food, and Above Merger Sub, Inc., a Delaware corporation and a direct, wholly owned Subsidiary of TopCo (“Merger Sub”). Pursuant to the Business Combination Agreement, the Company and Above Food agreed to combine in a business combination that will result in each of the Company and Above Food becoming a wholly-owned subsidiary of TopCo. Upon the closing of the transactions contemplated by the Business Combination Agreement (the “Proposed Transactions”), TopCo’s common shares and warrants are expected to be listed on the New York Stock Exchange.

On the date of the closing of the Proposed Transactions and pursuant to a court-approved plan of arrangement, Above Food’s shareholders will effect a share exchange (the “Share Exchange”), pursuant to which, among other things, Above Food’s shareholders will contribute to TopCo all of the issued and outstanding equity of Above Food in exchange for newly issued TopCo common shares, TopCo Class A earnout shares and TopCo Class B earnout shares, and after giving effect to the Share Exchange, Above Food will become a direct, wholly owned subsidiary of TopCo.

Pursuant to the Share Exchange, a number of TopCo common shares equal to $206,000,000 divided by $10.00 shall be issued to holders of Above Food’s shares or allocated to holders of certain of Above Food’s options, restricted share units and warrants for issuance upon exercise thereof. All of Above Food’s options, restricted share units and warrants that are outstanding immediately prior to the Share Exchange shall convert, respectively, into options, restricted share units and warrants exercisable for TopCo Common Shares. For a more detailed discussion of the Business Combination Agreement, the transactions contemplated therein and related ancillary agreements, see the Current Reports on Form 8-K filed by the Company with the SEC on May 1, 2023 and May 4, 2023.

On August 10, 2023, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation (the “Second Extension Amendment”). The Second Extension Amendment extends the date by which we must consummate our initial business combination (the “Second Extension”) from August 17, 2023 to up to February 17, 2024 or such earlier date as determined by the Board (such date, as may be further extended by vote of the Company’s stockholders, the “Second Extended Date”), provided that the Sponsor (or its affiliates or designees) will deposit into the Trust Account $75,000 for each such one-month extension until February 17, 2024, unless the closing of our initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Second Extension Payment”).

In connection with the stockholder vote to approve the Second Extension Amendment, the holders of 120,637 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $1.2 million, leaving approximately $30.0 million in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The six months ended June 30, 2023 compared to the six months ended June 30, 2022

For the six months ended June 30, 2023 and 2022, we had net losses of $1,308,544 and $195,585, respectively, a change of $1,112,959. The year-to-year change was primarily driven by changes related to formation and business combination costs. Activity for the six months ended June 30, 2023 related to formation and business combination related costs was $2,038,022 compared to $538,785 for the six months ended June 30, 2022, a change of $1,499,237. We accrued franchise tax expense of $72,800 and $100,000 for the six months ended June 30, 2023 and 2022, respectively, a change of $27,200. This year-to-year change in net loss was also driven by an increase in the change to the fair value of convertible promissory notes of $624,014 and an increase in income from trust investments of $49,592. The change in the fair value of warrants resulted in a loss of $5,500 for the six months ended June 30, 2023 compared to a gain of $121,000 for the six months ended June 30, 2022. The provision for income taxes was $195,374 for the six months ended June 30, 2023 compared to $7,346 for the six months ended June 30, 2022.

The three months ended June 30, 2023 compared to the three months ended June 30, 2022

For the three months ended June 30, 2023 and 2022, we had a net loss of $560,427 and net income of $37,178, respectively, a change of $597,605. The year-to-year change was primarily driven by changes related to formation and business combination costs. Activity for the three months ended June 30, 2023 related to formation and business combination related costs was $1,160,719 compared to $262,375 for the three months ended June 30, 2022, a change of $898,344. We accrued franchise tax expense of $36,700 and $50,000 for the three months ended June 30, 2023 and 2022, respectively. This year-to-year change in net loss was also driven by an increase in the change to the fair value of convertible promissory notes of $442,489, a decrease in the change in the fair value of warrants of $71,500, and an increase in income from trust investments of $59,221. The provision for income taxes was $150,117 and $7,346 for the three months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at June 30, 2023, we had $9,302 in cash and working capital deficit, excluding prepayments and accrual for taxes, of $2,935,710. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to pay our taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets following the IPO, divided by (2) our total issued shares of common stock following the IPO, multiplied by (3) the number of our authorized shares following the IPO. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of the IPO, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have used these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

To fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest-bearing promissory note to the Sponsor with an initial principal value not to exceed $350,000 (“Convertible Note”). The Convertible Note was subsequently amended to increase the maximum principal value to $700,000, and then to $2,000,000. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter. Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending June 30, 2023, our disclosure controls and procedures were effective. The material weakness that was previously disclosed on the Annual Report related to the classification of redeemable common stock as components of either permanent or temporary equity has been alleviated by implementing new procedures to ensure that we identify and apply applicable accounting guidance to all complex transactions. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Risk factors relating to Above Food and the Proposed Transactions will be contained in a registration statement on Form F-4 to be filed by TopCo. Other than as referred to in the preceding sentence, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

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

On December 15, 2022, our stockholders approved, among other proposals, the First Extension Amendment. The First Extension Amendment extends the date by which we must consummate our initial business combination from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by the Board, provided that the sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of our initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account.

In connection with the stockholder vote to approve the First Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $171.7 million, leaving approximately $30.3 million in the Trust Account.

On August 10, 2023, our stockholders approved, among other proposals, the Second Extension Amendment. The Second Extension Amendment extends the date by which we must consummate our initial business combination from August 17, 2023 to up to the Extended Date, provided that the Sponsor (or its affiliates or designees) will deposit into the Trust Account $75,000 for each such one-month extension until February 17, 2024, unless the closing of our initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the stockholder vote to approve the Second Extension Amendment, the holders of 120,637 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $1.2 million, leaving approximately $30.0 million in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1***(3)	Business Combination Agreement, dated April 29, 2023, by and among Bite Acquisition Corp., 2510169 Alberta Inc., Above Merger Sub, Inc. and Above Food Corp.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Bylaws

3.3(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated December 19, 2022

3.4(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated August 10, 2023.

10.2(3)	Shareholder Support Agreement, dated April 29, 2023

10.3(3)	Sponsor Support Agreement, dated April 29, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

*** Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2021 and incorporated by reference herein
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 2, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2023 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2022 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 11, 2023 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITE ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Alberto Ardura González
	Name:	Alberto Ardura González
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Jose Luis Guerrero Cortes
	Name:	Jose Luis Guerrero Cortes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)