Form 10-Q
period 2023-09-30
Bite Acquisition Corp.
filed 2023-11-20
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2023

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

As of November 20, 2023, there were 8,518,178 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$720	$86,517
Prepaid expenses	21,250	38,905
Prepaid income taxes	50,106	—
Total current assets	72,076	125,422
Investment held in Trust Account	30,304,791	30,293,789
Total assets	$30,376,867	$30,419,211

Liabilities, redeemable shares and stockholders’ deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,190,052	$258,394
Excises taxes payable	12,598	—
Franchise tax payable	108,600	—
Income taxes payable	—	426,867
Due to related party	317,857	227,857
Convertible promissory note at fair value - related party	844,783	332,553
Total current liabilities	3,473,890	1,245,671
Deferred tax liability	269,686	50,914
Private warrant liability	16,500	16,500
Total liabilities	3,760,076	1,313,085

Commitments

Common stock subject to possible redemption, 2,878,178 and 2,998,815 shares outstanding at September 30, 2023 and December 31, 2022, respectively, at redemption value	30,246,297	29,866,922

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 shares issued and outstanding at both September 30, 2023 and December 31, 2022 (excluding shares subject to possible redemption of 2,878,178 and 2,998,815, respectively)	564	564
Additional paid-in capital	2,005,948	3,657,675
Accumulated deficit	(5,636,018)	(4,419,035)
Total stockholders’ deficit	(3,629,506)	(760,796)
Total liabilities, redeemable shares and stockholders’ deficit	$30,376,867	$30,419,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Formation and operating costs	$458,193	$199,261	$2,496,215	$738,046
Franchise tax	35,800	50,000	108,600	150,000
Loss from operations	(493,993)	(249,261)	(2,604,815)	(888,046)

Other income
Investment income from Trust	361,609	885,025	686,112	1,159,936
Change in fair value of private warrants	5,500	8,250	—	129,250
Change in fair value of convertible promissory notes	363,121	142,690	1,041,770	197,325
Total other income	730,230	1,035,965	1,727,882	1,486,511

Net income (loss) income before provision for income taxes	236,237	786,704	(876,933)	598,465
Provision for income taxes	144,676	164,977	340,050	172,323
Net income (loss)	$91,561	$621,727	$(1,216,983)	$426,142

Basic and diluted weighted average Common Stock subject to redemption	2,930,629	20,000,000	2,975,837	20,000,000
Basic and diluted net income (loss) income per Common Stock	$0.01	$0.02	$(0.14)	$0.02

Basic and diluted weighted average Common Stock	5,640,000	5,640,000	5,640,000	5,640,000
Basic and diluted net income (loss) income per Common Stock	$0.01	$0.02	$(0.14)	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,640,000	$564	$3,657,675	$(4,419,035)	$(760,796)

Remeasurement of shares subject to possible redemption	—	—	(267,064)	—	(267,064)
Net loss	—	—	—	(748,117)	(748,117)
Balance as of March 31, 2023	5,640,000	$564	$3,390,611	$(5,167,152)	$(1,775,977)

Remeasurement of shares subject to possible redemption	—	—	(814,736)	—	(814,736)
Net loss	—	—	—	(560,427)	(560,427)
Balance as of June 30, 2023	5,640,000	$564	$2,575,875	$(5,727,579)	$(3,151,140)

Excise tax on redemptions of shares	—	—	(12,598)	—	(12,598)
Remeasurement of shares subject to possible redemption	—	—	(557,329)	—	(557,329)
Net income	—	—	—	91,561	91,561
Balance as of September 30, 2023	5,640,000	$564	$2,005,948	$(5,636,018)	$(3,629,506)

	For the Three and Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,640,000	$564	$5,269,208	$(5,410,873)	$(141,101)

Net loss	—	—	—	(232,763)	(232,763)
Balance as of March 31, 2022	5,640,000	$564	$5,269,208	$(5,643,636)	$(373,864)

Net income	—	—	—	37,178	37,178
Balance as of June 30, 2022	5,640,000	$564	$5,269,208	$(5,606,458)	$(336,686)

Remeasurement of shares subject to possible redemption	—	—	(648,270)	—	(648,270)
Net income	—	—	—	621,727	621,727
Balance as of September 30, 2022	5,640,000	$564	$4,620,938	$(4,984,731)	$(363,229)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from Operating Activities:
Net (loss) income	$(1,216,983)	$426,142
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(686,112)	(1,159,936)
Change in fair value of warrants	—	(129,250)
Change in fair value of convertible promissory note	(1,041,770)	(197,325)
Changes in current assets and current liabilities:
Prepaid expenses	17,655	281,938
Accounts payable and accrued expenses	1,931,658	(114,416)
Franchise tax payable	108,600	(103,485)
Deferred tax liability – non-current	218,772	—
Income tax payable, net	(476,973)	172,323
Due to related party	90,000	90,000
Net cash used in operating activities:	(1,055,153)	(734,009)

Cash flows from Investing Activities:
Deposits into from Trust Account pursuant to Extension Amendment	(1,049,645)	—
Withdrawals from Trust Account	1,724,755	326,104
Net cash provided by investing activities	675,110	326,104

Cash flows from Financing Activities:
Payments for redemptions of Class A Common Stock	(1,259,754)	—
Proceeds from issuance of related party promissory note	1,554,000	575,000
Net cash provided by financing activities	294,246	575,000

Net Change in Cash	(85,797)	167,095
Cash - Beginning of period	86,517	89,393
Cash - End of period	$720	$256,488

Supplemental disclosure of cash flow information
Cash paid for income taxes	$598,251	$—

Non-Cash investing and financing activities:
Redemption costs of Class A Common Stock included in excise tax payable	$12,598	$—
Remeasurement in value of common stock subject to redemption	1,639,129	648,270
Non-Cash investing and financing activities:	$1,651,727	$648,270

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO”) and, subsequent to the IPO, identifying a target company for a business combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Charter Amendments

On December 15, 2022, the Company’s stockholders approved, among other proposals, an amendment to the amended and restated certificate of incorporation (the “First Extension Amendment”). The First Extension Amendment extended the date by which the Company must consummate its initial business combination from February 17, 2023 to August 17, 2023 by one-month extensions or such earlier date as determined by its board of directors (the “Board”), provided that Smart Dine, LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of the Company’s initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. In connection with the stockholder vote to approve the First Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $171.7 million, leaving approximately $30.3 million in the Trust Account.

On August 10, 2023, the Company’s stockholders approved, among other proposals, an amendment to the Company’s amended and restated certificate of incorporation (the “Second Extension Amendment”) to allow the Company to extend the date by which the Company must consummate its initial business combination (the “Termination Date”) by monthly election to extend such date in one-month increments up to a total of six months from August 17, 2023 (each, an “Extension”), until February 17, 2024 (such date, as may be further extended by vote of the Company’s stockholders, the “Second Extended Date”). In connection with the stockholder vote to

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

approve the Second Extension Amendment, the holders of 120,637 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $1.2 million, leaving approximately $30.0 million in the Trust Account.

Financing

The registration statement for the Company’s IPO was declared effective on February 11, 2021 (the “Effective Date”). On February 17, 2021, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3.

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

Trust Account

Following the closing of the IPO, on February 17, 2021, $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was held in a Trust Account (“Trust Account”), and may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000. Upon closing of the IPO, the Private Placement, and the sale of the Units, in connection with the underwriters’ partial exercise of their over-allotment, a total of $200,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Units will not be released from the Trust Account until the earliest to occur of the completion of the Company’s initial business combination or the redemption of the Company’s public shares if the Company is unable to complete the initial business combination on or before the Second Extended Date (as defined in above).

During the year ended December 31, 2022 and the nine months ended September 30, 2023, the Company withdrew $401,104 $465,000, respectively, from the Trust Account for the payment of tax obligations. Pursuant to the First Extension Amendment and Second Extension Amendment, the Sponsor deposited $1,049,645 into the Trust Account during the nine months ended September 30, 2023.

On December 15, 2022 and August 25, 2023, the Company had partial liquidations of the funds in the Trust Account of $171,744,610 and $1,259,754, respectively. The remaining proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $720 in its operating bank account and a working capital deficit, excluding prepayments and accruals for taxes, of $3,343,320.

Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. As such, the Company fully paid certain outstanding offering costs and the then outstanding amounts under a promissory note to the Sponsor. The Sponsor will provide all necessary financial support through Working Capital Loans (as defined in Note 5), equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due through twelve months from the date the financial statements are issued. Up to $1,500,000 of such Working Capital Loans may be convertible into Units at a price of $10.00 per Unit at the option of the lender. The agreement with the Sponsor will be available to the Company until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation. If the Company does not complete a business combination, the Working Capital Loans will be forgiven. As of September 30, 2023, the Company received advances of $2,129,000 under the Working Capital Loan which was memorialized through a convertible promissory note (see Note 5).

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

Risks and Uncertainties

The Company’s ability to consummate an initial business combination may be adversely impacted by various factors that cause economic uncertainty and volatility in the financial markets, such as downturns in the financial markets or in economic conditions, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, and geopolitical instability, such as the military conflicts in the Ukraine and the Middle East. Management continues to evaluate the impacts of the COVID-19 pandemic and the ongoing conflicts in Ukraine and the Middle East and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash Held in Trust Account

At September 30, 2023, the assets held in the Trust Account were held in cash. As disclosed in Note 1, on December 15, 2022 and August 10, 2023, the Company had Public Share redemptions in which approximately $171.7 million and $1.2 million, respectively, was withdrawn from the Trust Account and paid to investors. During the nine months ended September 30, 2023, the Sponsor deposited $1,049,645 into the Trust Account pursuant to the First Extension Amendment and Second Extension Amendment.

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

In connection with the stockholder vote to approve the First Extension Amendment on December 15, 2022, 17,001,185 shares of the Company’s common stock subject to redemption were redeemed by stockholders for approximately $171.7 million of the funds held in the Company’s Trust Account. After satisfaction of the redemptions exercised on December 21, 2022, approximately $30.3 million in cash remained in the trust account and 2,998,815 shares of the Company’s common stock subject to redemption were outstanding. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares.

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

In connection with the stockholder vote to approve the Second Extension Amendment on August 10, 2023, 120,637 shares of the Company’s common stock subject to redemption were redeemed by stockholders for approximately $1.2 million of  the funds held in the Company’s Trust Account. After satisfaction of the redemptions exercised on August 10, 2023, approximately $30 million in cash remained in the trust account and 2,878,178 shares of Class A common stock subject to redemption were outstanding. Warrants previously issued as Units in the initial IPO were segregated and retained by stockholders that redeemed their public shares.

The Company is subject is subject to a non-deductible 1% excise tax on the fair market value of any redemptions of the Company’s  common stock made on or after January 1, 2023 under the Inflation Reduction Act of 2022. In connection with the redemptions exercised on August 10, 2023, the Company recognized an excise tax liability of $12,598 which was recorded against additional paid-in capital as an incremental cost to repurchase the redeemed shares.

The common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled as follows:

Common stock subject to possible redemption at December 31, 2021	$200,000,000
Less: Redemption of shares	(171,744,610)
Plus: Remeasurement of shares subject to possible redemption	1,611,532
Common stock subject to possible redemption at December 31, 2022	29,866,922
Less: Redemption of shares	(1,259,754)
Plus: Remeasurement to shares subject to possible redemption	1,639,129
Common stock subject to possible redemption at September 30, 2023	$30,246,297

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

Accordingly, as of September 30, 2023, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest bearing promissory note to the Sponsor with a maximum principal value not to exceed $2,750,000 (“Convertible Note”) which is fully described in Note 5. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter. Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Common stock subject to possible redemption
Numerator: Net income (loss) allocable to common stock subject to possible redemption	$31,308	$484,966	$(420,336)	$332,404

Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	2,930,629	20,000,000	2,975,837	20,000,000
Basic and diluted net loss per share, redeemable common stock	$0.01	$0.02	$(0.14)	$0.02

Non-Redeemable Common Stock
Numerator: Net loss minus redeemable net earnings
Net income (loss)	$91,561	$621,727	$(1,216,983)	$426,142
Less: redeemable net income (loss)	(31,308)	(484,966)	420,336	(332,404)
Non-redeemable net income (loss)	$60,253	$136,761	$(796,647)	$93,738
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	5,640,000	5,640,000	5,640,000	5,640,000
Basic and diluted net loss per share, non-redeemable common stock	$0.01	$0.02	$(0.14)	$0.02

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. Our effective tax rate was 61.24% and 20.97% for the three months ended September 30, 2023 and 2022, respectively. Our effective tax rate was (38.78)% and 28.79% for the nine months ended September 30, 2023 and 2022, respectively.

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

In connection with the redemptions exercised on August 10, 2023 (see Note 1), the Company recognized an excise tax liability of $12,598 which was recorded against additional paid-in capital as an incremental cost to repurchase the redeemed shares. As of September 30, 2023 and December 31, 2022, the Company’s excise tax liability related to the share redemptions was $12,598 and $0, respectively.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 was effective for SEC filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective transition method. There were no effects on the Company’s financial position, results of operations, or cash flows upon adoption of ASU 2016-13.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020- 06 on its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management continues to evaluate the impacts of the COVID-19 pandemic and the ongoing conflicts in Ukraine and the Middle East and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

Due to Related Party

As of September 30, 2023 and December 31, 2022, the administrative service fee payable to an affiliate of the Sponsor was $317,857 and $227,857, respectively, which is included due to related party on the accompanying condensed balance sheets.

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

Convertible Promissory Note – On February 20, 2022, the Company issued the Convertible Note, through which the Sponsor may make advances to the Company under the Convertible Note up to an aggregate of $350,000. On June 21, 2022, the Convertible Note was amended to increase the maximum principal value to $700,000. On March 23, 2023 and effective as of October 4, 2023, the Convertible Note was amended to increase the maximum principal value to $2,000,000 and $2,750,000, respectively.

The principal balance may be prepaid at any time but matures on the date at which the Company consummates its initial business combination. Upon the consummation of its initial business combination, the Sponsor may elect to convert up to $1,500,000 of the outstanding principal to a number of units equal to the outstanding balance at conversion divided by $10.00, rounded up to the nearest whole number (“Working Capital Units”). The Working Capital Units have the same terms as the Private Placement. As of September 30, 2023, the Company had a principal balance of $2,129,000 outstanding under the Convertible Note.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees. For each of the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 in fees for these services. As of September 30, 2023 and December 31, 2022, the Company’s administrative service fee payable was $317,857 and $227,857, respectively, which is included in Due to Related Party on the accompanying condensed balance sheets.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	September 30, 2023
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities	$—	$—	$16,500
Convertible promissory note	—	—	844,783
Total	$—	$—	$861,283

	December 31, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities	$—	$—	$16,500
Convertible promissory note	—	—	332,553
Total	$—	$—	$349,053

Investment Held in Trust Account

At September 30, 2023 and December 31, 2022, all of the funds in the Trust Account were held in cash in an interest-bearing demand deposit account. At September 30, 2023 and December 31, 2022, the Company $58,494 and $426,867, respectively, in franchise taxes payable and income taxes payable, net of prepayments, eligible for payment out of proceeds from the Trust Account.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at December 31 2021	$145,750
Change in fair value of private warrant liabilities	(129,250)
Private warrant liabilities at December 31, 2022	16,500

Change in fair value of private warrant liabilities	—
Private warrant liabilities at September 30, 2023	$16,500

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2023 and 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the private warrant liability as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Share price	$10.41	$10.07
Volatility	1.1%	1.2%
Expected life of the options to convert (in years)	2.0	3.1
Risk-free rate	5.03%	4.21%
Dividend yield	—%	—%

Convertible Note

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Note as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Conversion price	$10.00	$10.00
Share price	$10.41	$10.07
Volatility	1.0%	1.2%
Expected life of the debt to convert (in years)	0.38	0.58
Risk-free rate	4.55%	4.70%

Note 8 – Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of both September 30, 2023 and December 31, 2022, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of both September 30, 2023 and December 31, 2022, there were 5,640,000 shares of common stock issued and outstanding, excluding shares of common stock subject to redemption of 2,878,178 and 2,998,815, respectively.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the condensed balance sheet through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or additional disclosure in the condensed financial statements other than described below.

Effective as of October 4, 2023, the Convertible Note was amended to increase the maximum principal value to $2,750,000.

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

On December 15, 2022, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation (the “First Extension Amendment”). The First Extension Amendment extends the date by which we must consummate our initial business combination (the “Extension”) from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by our board of directors (the “Board”), provided that Smart Dine, LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into the trust account established in connection with our initial public offering (the “Trust Account”) an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of our initial business combination shall have occurred (the “Extension Payment”), and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. The Extension Payments may be funded through the March Note (as defined below). During the nine months ended September 30, 2023, the Sponsor deposited $1,049,645 into the Trust Account pursuant to the First Extension Amendment.

All activity through September 30, 2023 relates to our formation, initial public offering, and search for a prospective initial business combination target.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

For the nine months ended September 30, 2023 and 2022, we had a net loss of  $1,216,983 and net income of $426,142, respectively, a change of $1,643,125. The period-to-period change was primarily driven by changes related to formation and business combination costs. Activity for the nine months ended September 30, 2023 related to formation and business combination costs was $2,496,215 compared to $738,046 for the nine months ended September 30, 2022, a change of $1,758,169. We incurred franchise tax expense of $108,600 and $150,000 for the nine months ended September 30, 2023 and 2022, respectively, a change of $41,400. For nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, we had an increase in the gain on the change in fair value of  the convertible promissory note of $844,445, a decrease in the gain on the change in fair value of warrants of $129,250, and a decrease in income from trust investments of $473,824. The provision for income taxes was $340,050 for the nine months ended September 30, 2023 compared to $172,323 for the nine months ended September 30, 2022.

The three months ended September 30, 2023 compared to the three months ended September 30, 2022

For the three months ended September 30, 2023 and 2022, we had a net income of $91,561 and $621,727, respectively, a change of $530,166. The period-to-period change was primarily driven by changes related to formation and business combination costs. Activity for the three months ended September 30, 2023 related to formation and business combination costs was $458,193 compared to $199,261 for the three months ended September 30, 2022, an increase of $258,932. We incurred franchise tax expense of $35,800 and $50,000 for the three months ended September 30, 2023 and 2022, respectively. This period-to-period change in net income was also driven by an increase in the gain on the change in fair value of  the convertible promissory note of $220,431, a decrease in the gain on the change in fair value of warrants of $2,750, and a decrease in income from trust investments of $523,416. The provision for income taxes was $144,676 for the three months ended September 30, 2023 compared to $164,977 for the three months ended September 30, 2022.

Liquidity and Capital Resources

As indicated in the accompanying condensed financial statements, at September 30, 2023, we had $720 in cash and a working capital deficit, excluding prepayments and accrual for taxes, of $3,343,320. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest-bearing promissory note to the Sponsor with an initial principal value not to exceed $350,000 (as amended the “Convertible Note”). On June 21, 2022, March 23, 2023 and effective as of October 4, 2023, the Convertible Note was amended to increase the maximum principal value to $700,000, $2,000,000, and $2,750,000, respectively. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter. Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending September 30, 2023, our disclosure controls and procedures were effective. The material weakness that was previously disclosed on the Annual Report related to the classification of redeemable common stock as components of either permanent or temporary equity has been alleviated by implementing new procedures to ensure that we identify and apply applicable accounting guidance to all complex transactions. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Effective as of October 4, 2023, the Convertible Note was amended to increase the maximum principal value to $2,750,000.

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

BITE ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Alberto Ardura González
	Name:	Alberto Ardura González
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Jose Luis Guerrero Cortes
	Name:	Jose Luis Guerrero Cortes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)