Form 10-K
period 2023-12-31
Bite Acquisition Corp.
filed 2024-03-11
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
(Zip Code)

(347)-685-5236
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.0001 par value per share	BITE	NYSE American LLC
Warrants to purchase one share of common stock	BITE.WS	NYSE American LLC
Units, each consisting of one share of common stock and one-half of one redeemable warrant	BITE.U	NYSE American LLC

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2023, based upon the closing price of $10.33 of the Registrant’s Class A common stock as reported on NYSE American LLC, was approximately $32.46 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 7, 2024, there were 7,999,298 shares of common stock, par value $0.0001 per share, issued and outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination, including the Business Combination;
●	satisfaction or waiver (if applicable) of the conditions to the Business Combination Agreement;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the financial services and financial technology industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance; or
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” or elsewhere in this Annual Report and in our other filings with the Securities Exchange Commission (the “SEC”), including in the preliminary prospectus/proxy statement included in a Registration Statement on Form F-4 filed by Above Food Ingredients Inc. with the SEC on October 16, 2023, as amended (the “F-4 Registration Statement”), relating to the proposed business combination with Above Food.

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

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated as a Delaware corporation on September 29, 2020 for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. We will seek to capitalize on the significant experience of our management team and advisor group in consummating an initial business combination with the goal of pursuing attractive returns for our stockholders.

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

Proposed Business Combination

On April 29, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) with Above Food Corp., a corporation organized under the laws of Saskatchewan, Canada (“Above Food”), 2510169 Alberta Inc., an Alberta Corporation (“TopCo”) and a direct, wholly owned Subsidiary of Above Food, and Above Merger Sub, Inc., a Delaware corporation and a direct, wholly owned Subsidiary of TopCo (“Merger Sub”). Pursuant to the Business Combination Agreement, the Company and Above Food agreed to combine in a business combination that will result in each of the Company and Above Food becoming a wholly-owned subsidiary of TopCo. Upon the closing of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), TopCo’s common shares and warrants are expected to be listed on NYSE.

On the date of the closing of the Business Combination and pursuant to a court-approved plan of arrangement, Above Food’s shareholders will effect a share exchange (the “Share Exchange”), pursuant to which, among other things, Above Food’s shareholders will contribute to TopCo all of the issued and outstanding equity of Above Food in exchange for newly issued TopCo common shares, TopCo Class A earnout shares and TopCo Class B earnout shares, and after giving effect to the Share Exchange, Above Food will become a direct, wholly owned subsidiary of TopCo.

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

Concurrently with the execution and delivery of the Business Combination Agreement, certain shareholders of Above Food, collectively holding approximately 68% of the total number of outstanding Above Food common shares, executed and delivered to Bite a voting and support agreement (the “Shareholder Support Agreement”), pursuant to which each such shareholder agreed to, among other things, (a) not transfer their Company Securities, (b) support and vote in favor of the Continuance Resolution and the Company Resolution, as applicable, and any Alternative Transaction, (c) not exercise, and waive, rights in respect of Dissent Rights or Continuance Dissent Rights and (d) consent to the termination of the Termination Contracts effective at the Closing and to the taking of any actions necessary or advisable to cause such termination of the Termination Contracts, in each case, on the terms and subject to the conditions set forth in the Shareholder Support Agreement.

Concurrently with the execution and delivery of the Business Combination Agreement, Above Food, Bite and the Sponsor executed and delivered to Above Food a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor (a) will vote the shares of Bite Common Stock held by it as of the date of the Sponsor Support Agreement and any additional shares of Bite Common Stock and Bite’s preferred stock that it acquires prior to the Bite Stockholder Meeting, in each case, in favor of the Business Combination Agreement and each of the Transaction Proposals and (b) will not redeem any shares of Bite Common Stock held by the Sponsor in connection with the Proposed Transaction, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

In connection with the Closing, TopCo will enter into lock-up agreements (collectively, the “Lock-Up Agreements”) with the Sponsor, affiliates of Bite and the Sponsor, and certain holders of Company Securities and each potential recipient of ANF Purchase Consideration Shares, pursuant to which, among other things, each of the Sponsor, the affiliates of Bite and the Sponsor and the holders of Company Securities party to the Lock-Up Agreements will agree to not effect any sale or distribution of any equity securities of TopCo held by any of them during the period set forth in their respective Lock-Up Agreements, subject to certain customary exceptions set forth in their respective Lock-Up Agreements.

The holders of Company Securities (except for certain significant holders (the “Above Food Insiders”) will be subject to a 6-month lock-up, and the Sponsor and its affiliates and the Above Food Insiders will be subject to a 12-month lock-up; in each case, subject to early release (a) if the trading price of the TopCo Common Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and similar corporate events) for any twenty (20) trading days within any thirty (30)-trading day period commencing at least one hundred fifty (150) calendar days after the Closing Date, or (b) on the date on which TopCo completes a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders of TopCo having the right to exchange their TopCo Common Shares for cash, securities or other property.

In connection with the Closing, certain holders of shares of Bite Common Stock (including the Sponsor), certain holders of Company Securities and TopCo will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, TopCo will agree to provide such holders with customary registration rights with respect to the TopCo Common Shares such holders will receive in connection with the Closing. For a more detailed discussion of the Business Combination Agreement, the transactions contemplated therein and related ancillary agreements, see the Current Reports on Form 8-K filed by the Company with the SEC on May 1, 2023 and May 4, 2023.

First Extension

On December 15, 2022, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation (the “First Extension Amendment”). The First Extension Amendment extends the date by which we must consummate our initial business combination (the “First Extension”) from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by our board of directors (the “Board,” such later date, the “First Extended Date”), provided that Smart Dine, LLC (the “sponsor”) (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of our initial business combination shall have occurred (the “First Extension Payment”), and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. The Extension Payments may be funded through the March Note (as defined below). For the year ended December 31, 2023, the sponsor deposited $899,645 into the Trust Account pursuant to the First Extension Amendment.

In connection with the stockholder vote to approve the First Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of approximately $171.03 million, leaving approximately $30.28 million in the Trust Account.

Second Extension

On August 10, 2023, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation (the “Second Extension Amendment”). The Second Extension Amendment extends the date by which we must consummate our initial business combination (the “Second Extension”) from August 17, 2023 to up to February 17, 2024 or such earlier date as determined by the Board (such date, as may be further extended by vote of the Company’s stockholders, the “Second Extended Date”), provided that the Sponsor (or its affiliates or designees) will deposit into the Trust Account $75,000 for each such one-month extension until February 17, 2024, unless the closing of our initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Second Extension Payment”). For the year ended December 31, 2023, the sponsor deposited $375,000 into the Trust Account pursuant to the Second Extension Amendment.

In connection with the stockholder vote to approve the Second Extension Amendment, the holders of 120,637 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $1.2 million, leaving approximately $30.0 million in the Trust Account.

Third Extension

On February 13, 2024, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation (the “Third Extension Amendment”). The Third Extension Amendment extends the date by which we must consummate our initial business combination (the “Third Extension”) from February 17, 2024 to up to August 17, 2024 or such earlier date as determined by the Board (such date, as may be further extended by vote of the Company’s stockholders, the “Third Extended Date”), provided that the Sponsor (or its affiliates or designees) will deposit into the Trust Account an amount determined by multiplying $0.025 by the number of public shares then outstanding for each such one-month extension until August 17, 2024, unless the closing of our initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Third Extension Payment”).

In connection with the stockholder vote to approve the Third Extension Amendment, the holders of 518,880 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $5.55 million, leaving approximately $25.25 million in the Trust Account.

NYSE Notice

On February 13, 2023, the Company transferred the listing of its common stock, units and warrants from the New York Stock Exchange (the “NYSE”) to NYSE American LLC (“NYSE American”).

On February 20, 2024, we received a letter from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Common Stock, Units and Warrants pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. On February 26, 2024, we submitted a letter of request for hearing to NYSE for the review of the delisting determination.

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

Alberto Ardura González, who has served as our Chief Executive Officer since our inception and serves on the Bite Board, and has served as the Chairman of the Bite Board since December 31, 2022, has more than 35 years of experience in the financial industry and has advised numerous companies on M&A transactions and on structuring and underwriting public and private issuances of equity and debt. From 2002 to 2009, Mr. Ardura was the Chief Country Manager and Head of Fixed Income Currencies and Commodities at Merrill Lynch Mexico, S.A. de C.V., the leading investment bank in Mexico at the time. In 2009, Mr. Ardura joined Deutsche Bank, A.G. in New York City as Head of Latin America Capital Markets and Treasury Solutions, advising over 350 clients in raising several hundred billion dollars in debt and equity financing in the public and private markets, as well as advising several clients in restructurings transactions. During such time, Mr. Ardura was also responsible for Deutsche Banks’s local operations in Brazil, Mexico, Chile, Perú and Argentina, and was a member of Deutsche Bank’s Global Emerging Markets Committee, Latin America Investment Committee, and Americas Investment Banking Executive Committee. He was later appointed as Vice Chairman of Corporate Finance for Latin America. From 2017 to 2019, he was a Managing Director leading the Latin America Investment Banking and Client Coverage division at Nomura Securities. Inc. In 2019, Mr. Ardura founded his own advisory firm, Pier A Capital Solutions, Inc., focusing on M&A and private debt and equity financing transactions for clients across Latin America. Mr. Ardura has served on several boards of directors including Banca Promex, S.A. de C.V. Valores Finamex, S.A. de C.V. Merrill Lynch México, and Casa de Bolsa, S.A. de C.V. He currently serves as an independent board member of HSBC México, S.A., the banking subsidiary of Grupo HSBC, and also serves on the boards of its insurance, broker dealer and asset manager subsidiaries. Mr. Ardura is also an independent board member of Dimex Capital, SA deCV and FinMédica, S.A, and is also a board member of Eric Kayser México, S.A.P.I. de C.V.

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

Luis Doporto Alejandre has served as a member of the Bite Board since January 13, 2023. Mr. Doporto is a Mexican entrepreneur with more than 20 years of experience leading specialized teams in corporate practice, domestic and international M&A, brand building and corporate strategies in pharmaceutical, agro-industrial and food & beverage sectors. In 2019, Mr. Doporto founded Doporto Prime Capital, leading a team of professionals in the beverage, pharmaceutical, finance and consumer sectors. Mr. Doporto is the CEO and Chairman of the Board of Directors of Casa Marzam, a pharmaceutical distribution company with 650 daily delivery routes and serving more than 27,000 clients in Mexico. In 2018, Mr. Doporto founded Guacamolito/Golden Stone, a U.S. company that produces and distributes avocado pulp for the food service industries. Mr. Doporto graduated from Universidad Iberoamericana and holds a Master’s Degree in International Commercial Law from the Université Panthéon Assas of Paris.

Jesus O. Lanza Losa has served as one of our independent directors since January 13, 2023. Mr. Lanza Losa has been the Founder & CEO of LOTTUS Education, leading buyouts platform in the education space, Mexico since 2013. At Lottus, Mr. Lanza Losa has successfully led the acquisition, optimization, and business enlargement of six different targets totaling circa $250 million in transaction volume. Mr. Lanza Losa was an investment professional at the Special Situations Group & Credit Hedge Fund at Cerberus Capital Management, London in year 2012. From 2009 to 2011, Mr. Lanza Losa worked at the Investment Banking Division — M&A LatAm at first Citigroup and then Goldman, Sachs & Co., New York/ Mexico. Mr. Lanza Losa graduated from Universidad de Oviedo with a B.A. in Business Administration, and holds a Masters in Finance Degree from The London Business School, as well as executive education programs at both The London School of Economics and The Wharton School.

Joseph C. Essa has served as one of our independent directors since inception, and is one of the most prestigious and experienced restaurant CEOs in the U.S. with more than two decades experience as founder, investor, operator and executive in the restaurant and food manufacturing/consumer product industries. He has deep knowledge of brands, chefs and trends in the restaurant and food manufacturing industries. Mr. Essa has successfully operated fast casual, casual and fine dining restaurants in demanding markets in the U.S. including New York, Las Vegas, and Los Angeles, as well as in several major international cities such as Tokyo, Shanghai, and Dubai. Currently, Mr. Essa serves as President & CEO of MKM Hospitality Group. Mr. Essa has also served as the President and CEO of the Thomas Keller Restaurant Group, a collection of luxury, fine and casual dining restaurants, as the President and CEO of Wolfgang Puck Worldwide, and is a past chair of the National Restaurant Association. Mr. Essa has extensive experience in directing and building global restaurants and related consumer product brands and is an expert in restaurant growth strategy. Mr. Essa is an innovative leader who prides himself in taking a collaborative approach to work culture. He is a certified public accountant, who graduated from Boston College with a Bachelor of Science in accounting and finance.

Julia A. Stewart has served as one of our independent directors since inception. Over the course of her career, Ms. Stewart has been instrumental in building global businesses and developing strong brands. Ms. Stewart is the Founder & CEO of Alurx, Inc., a health & wellness company, offering personalized solutions, via an integrated App since 2020. She has served on the Board of Directors of Avery Dennison Corp. (NYSE:AVY), a multi-national Fortune 500 company since 2003 and Fogo de Chao restaurants since 2018. In 2001 she became the President of IHOP; CEO in 2002; Chair/CEO in 2004. In 2007 she led the $2.4 billion acquisition of Applebee’s, where she was previously the President. She continued as Chair & CEO of the combined company, Dine Brands Global, Inc. (formerly DineEquity, Inc.) (NYSE:DIN) until 2017. With over 3,700 restaurants in 22 countries, 250,000 team members and over $9 billion in system sales, Dine Brands Global, Inc. became the largest sit-down restaurant chain in the world. She has advised a wide number of private equity and investment banking firms, including Rhone Capital on their acquisition of Fogo de Chao restaurants and taking them private. Ms. Stewart’s earlier leadership experience includes positions in operations, franchising and marketing with Applebee’s, Taco Bell and other consumer-facing brands. Ms. Stewart is a founding member of the Women’s Foodservice Forum and she was listed as one of Fortune Magazine’s 50 Most Powerful Women in the US, along with the recipient of Nation’s Restaurant News “Operator of the Year” in 2005 and 2015. Ms. Stewart graduated, with honors, from San Diego State University with a bachelor’s degree in communications and has an honorary Doctorate in Business from Johnson and Wales University.

We believe our management team and advisor bring the set of expertise and skills necessary to identify and execute our initial business combination and will enhance our ability to execute upon various value creation initiatives after the successful completion of our initial business combination.

Business Strategy

Our business strategy is to focus on brands that have robust development potential in national and international markets, and that have product offerings suitable for multi-generational and diverse ethnic palettes. We have been looking for a company or companies with strong and effective business practices in place and support the existing management team to accelerate growth with the additive experience and relationships from our management team and advisor. Our management team has broad and differentiated experience with all restaurant operational formats, national and international market development and the related finance, accounting, inventory management, marketing, real estate, consumer product and technology strength, providing the ability to grow any targeted acquisition.

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

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of an initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, guidelines, and criteria that our management team may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

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

Our officers and independent directors have agreed not to become officers or directors of any other special purpose acquisition company that has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination on or before the Third Extended Date.

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

Financial Position

With funds in the trust account of approximately $25.38 million available to use for a business combination (assuming no stockholder seeks conversion of their public shares or seeks to sell their shares to us in any tender offer in relation to such business combination and before payment of any deferred underwriting discount), we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the offering. We intend to utilize cash derived from the proceeds of the offering and the private placement of private units, our capital stock, debt or a combination of these in effecting a business combination. Accordingly, investors in the offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have until the Third Extended Date to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company but net of taxes payable and less up to $100,000 of interest to pay dissolution expenses, by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board in accordance with applicable law, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the Delaware General Corporation Law (the “DGCL”)to provide for claims of creditors and other requirements of applicable law.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the Third Extended Date, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the Third Extended Date and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares and private shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the Third Extended Date, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide our public stockholders with the opportunity to convert their public shares upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person. Our sponsor, initial stockholders, officers and directors have agreed to waive any conversion rights with respect to any founder shares, private shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination, if we seek stockholder approval;
●	if our initial business combination is not consummated on or before the Third Extended Date, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;
●	upon the consummation of the offering, $175,000,000, or approximately $201,250,000 if the over-allotment option is exercised in full, shall be placed into the trust account;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in the offering on an initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

RISKS FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	we are a newly formed company with no operating history;
●	delay in receiving distributions from the trust account;
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections normally afforded to investors of blank check companies;
●	deviation from acquisition criteria;
●	issuance of additional equity and/or debt securities to complete a business combination, which would dilute the interest of our stockholders;
●	third-party claims reducing the per-share redemption price;
●	failure to enforce our sponsor’s indemnification obligations;
●	holders of warrants could be limited to exercising warrants only on a “cashless basis” if we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	ability to successfully effect a business combination and to be successful thereafter, which will be totally dependent upon the efforts of our key personnel;
●	conflicts of interest of our officers and directors in determining whether a particular target business is appropriate for a business combination;
●	the delisting of our securities by NYSE American;
●	ability of our stockholders to conduct conversions in connection with our initial business combination pursuant to the tender offer rules;
●	non-comparable performance against other public companies;
●	ability to only complete one business combination, causing dependence on a single business which may have a limited number of products or services;
●	our competitors may have advantages over us in seeking business combinations due to our structure;
●	ability to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business;

●	our initial stockholders controlling a substantial interest in us and may influence certain actions requiring a stockholder vote;
●	immediate and substantial dilution from the purchase of our shares of common stock;
●	outstanding warrants could have an adverse effect on the market price of our common stock;
●	disadvantageous timing for redeeming unexpired warrants;
●	the exercise of registration rights by our security holders may have an adverse effect on the market price of our shares of common stock;
●	the requirement to complete an initial business combination on or before the Third Extended Date may give potential target businesses leverage over us in negotiating a business combination;
●	the impact of the coronavirus (COVID-19) pandemic and the status of debt and equity markets;
●	resources spent researching acquisitions that are not consummated;
●	there is currently no market for our securities and a market for our securities may not develop;
●	changes in laws or regulations, or our failure to comply with any laws and regulations;
●	cyber incidents or attacks directed at us, resulting in information theft, data corruption, operational disruption and/or financial loss;
●	uncertain or adverse U.S. federal income tax consequences;
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of shares of our common stock could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares; and
●	If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to Above Food and our proposed Business Combination, please review the F - 4 Registration Statement, including the preliminary proxy statement/prospectus to be included therein, and the definitive proxy statement/prospectus to be filed by Above Food Ingredients Inc.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait after the Third Extended Date before receiving distributions from the trust account.

We have until the Third Extended Date to complete a business combination, unless our stockholders approve an amendment to our amended and restated certificate of incorporation to extend such period. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto or unless we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify our obligations with respect to conversion rights as described in this Annual Report or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

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

Since the net proceeds of the offering are intended to be used to complete a business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 upon the successful consummation of the offering and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the trust account.

Because we are not subject to Rule 419, our units are immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we will have a longer period of time to complete such a business combination than we would if we were subject to such rule.

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

Pursuant to our amended and restated certificate of incorporation we are authorized to issue up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Currently, there are 92,000,702 authorized but unissued shares of common stock available for issuance. There are currently no shares of preferred stock issued and outstanding.

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

If the net proceeds of the offering not being held in trust are insufficient to allow us to operate at least until the Third Extended Date, we may be unable to complete a business combination.

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

On January 22, 2024, we issued an unsecured promissory note in the principal amount of up to $3,250,000 to the sponsor, which may be drawn down from time to time prior to the Maturity Date (defined below) upon request by the Company. This note amended, replaced and superseded in its entirety that certain promissory note, dated October 4, 2023, made by the Company in favor of the sponsor in the principal amount of up to $2,750,000 (the “Original Note”), and any unpaid principal balance of the indebtedness evidenced by the Original Note has been merged into and evidenced by this note. This note does not bear interest and the principal balance will be payable on the date on which the Company consummates its initial business combination (such date, the “Maturity Date”). This note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.

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

Our amended and restated certificate of incorporation provides that we will continue in existence only until the Third Extended Date from the closing of the offering. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company but net of taxes payable and less up to $100,000 of interest to pay dissolution expenses, by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board in accordance with applicable law, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the Delaware General Corporation Law (the “DGCL”)to provide for claims of creditors and other requirements of applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

The NYSE American requires that a special purpose acquisition company must complete one or more business combinations within thirty - six (36) months of the effectiveness of its registration statement at the initial public offering. The Third Extension will extend our ability to complete a business combination until the 42 month anniversary of our IPO, which will take us beyond the permitted period for a business combination under the foregoing NYSE American rule. On February 20, 2024, we received a letter from the NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company's common Stock, units and warrants pursuant to Sections 119 (b) and 119 (f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. On February 26, 2024, we submitted a letter of request for hearing to NYSE for the review of the delisting determination.

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

We may be unable to obtain additional financing, if required, to complete a business combination, including the Business Combination, or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the offering, together with interest earned on the funds held in the trust account available to us, will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction, including the Business Combination. If the net proceeds of the offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders currently own approximately 70.5% of our issued and outstanding shares of common stock. None of our sponsor, officers, directors, initial stockholders or their affiliates has indicated any intention to purchase units in the offering or any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors, initial stockholders or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination and pursuant to the letter agreement, our initial stockholders, including our sponsor, as well as all of our officers and directors, have agreed to vote their founder shares, private shares and any public shares of common stock purchased during or after the offering (including in open market and privately negotiated transactions) in favor of such proposed business combination. Accordingly, we would not need public shares sold in the offering to be voted in favor of an initial business combination in order to have our initial business combination approved.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until the Third Extended Date. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,
●	each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns.

We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We initially held the funds in the Trust Account as cash or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the Trust Account may be materially decreased.

However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

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

The requirement that we complete an initial business combination before the Third Extended Date may give potential target businesses leverage over us in negotiating a business combination.

We have until the Third Extended Date to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination on or before the Third Extended Date. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the coronavirus (COVID-19) pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events

(such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Offering Shares in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company but net of taxes payable and less up to $100,000 of interest to pay dissolution expenses, by (B) the total number of then outstanding Offering Shares, which redemption will completely extinguish rights of the Public Stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board in accordance with applicable law, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the DGCL to provide for claims of creditors and other requirements of applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00” and other risk factors.

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

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The COVID-19 pandemic and other matters of global concern may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts, including those between Russia and Ukraine, and between Israel and Hamas. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons locates there. In early October 2023, Hamas melodeonists launched assaults against Israeli citizens in Gaza. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have caused substantial regional instability and world - wide concern and potential involvement. In addition to deadly fighting, the conflict has created large numbers of refugees who are fleeing Gaza. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

In the past years, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies, or SPACs, and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide a safe harbor for such companies from the definition of “investment company” under the Investment Company Act, provided certain criteria are satisfied. On January 24, 2024, the SEC issued final rules and guidance (the “Final Rules”) relating to special purpose acquisition companies, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with a proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. These Final Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

The need for compliance with the Final Rules may cause us to liquidate the funds in the trust account or liquidate our company at an earlier time than we might otherwise choose. Were we to liquidate our company, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of these financial statements. In connection with our assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements - Going Concern, we have until the Third Extended Date to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after the Third Extended Date.

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

Since we instructed the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at a bank in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we will likely receive minimal interest, if any, on the funds held in the trust account, which will likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Following the 24 month anniversary of the effective date of the registration statement relating to our IPO, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of consummation of our initial business combination or liquidation. Following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account. However, interest earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank will likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of Bite.

In addition, we may be deemed to be an investment company even though the funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act prior to the 24 month anniversary of the effective date of the registration statement relating to our IPO. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with an initial business combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with an initial business combination, certain amendments to our charter or otherwise, (ii) the structure of an initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with such initial business combination but issued within the same taxable year of such initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The proceeds placed in the trust account in connection with our initial public offering and any Extension Payments, as well as any interest earned thereon, will not be used to pay for any excise tax payable pursuant to the IR Act.

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

We may be deemed a “foreign person” under the regulations relating to CFIUS and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

The Company’s sponsor is Smart Dine, LLC, a Delaware limited liability company. The sponsor currently owns 5,450,001 shares of our common stock. Alberto Ardura González is the manager of the sponsor. The sponsor is controlled by non-U.S. persons.

We do not believe that either we or our sponsor constitute a “foreign person” under CFIUS rules and regulations. However, if CFIUS considers us to be a “foreign person” that may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. If the Business Combination falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate the Business Combination. In addition, if the Business Combination falls within CFIUS’ jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination.

Although we do not believe we or our sponsor are a “foreign person,” CFIUS may take a different view and decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination, order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the sponsor. If we were to seek an initial business combination other than the Business Combination, the pool of potential targets with which we could complete an initial business combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in the proposed Business Combination (or an alternative initial business combination) and the chance of realizing future gains on your investment through any price appreciation in the combined company post closing of the proposed Business Combination (or an alternative initial business combination).

We have incurred and expect to continue to incur significant costs associated with the Business Combination. Whether or not the Business Combination is completed, the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes by us if the Business Combination is not completed.

We have incurred and expect to continue to incur significant transaction and transition costs associated with the Business Combination, including the Proposed Transaction, and operating as a public company following the closing of the Business Combination. We may also incur additional costs to retain key employees. Certain transaction expenses incurred in connection with the Business Combination, include all legal, accounting, consulting, investment banking and other fees, expenses and costs, and will be paid by the combined company following the closing of the Business Combination. Even if the Business Combination is not completed, we expect to incur transactions expenses. These expenses will reduce the amount of cash available to be used for other corporate purposes by us if the Business Combination is not completed.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, Bite had approximately $947 in cash outside of its trust account. Bite has incurred and expects to continue to incur significant costs in pursuit of its initial business combination. Bite cannot assure you that its plans to raise capital or to consummate an initial business combination will be successful. In addition, the last date by which Bite must complete an initial business combination will occur prior to one year after the issuance of Bite’s financial statements included in this Annual Report. Although Bite is continuing its pursuit of an initial business combination, including the proposed Business Combination, there is no assurance that Bite’s plans to consummate an initial business combination will be successful by the Third Extended Date. As outlined in Bite’s amended and restated certificate of incorporation, if Bite does not complete an initial business combination by the Third Extended Date, it will cease operations and redeem our public shares through a wind-up of Bite and liquidation. These factors, among others, raise substantial doubt about Bite’s ability to continue as a going concern. Bite’s financial statements contained in this Annual Report do not include any adjustments that might be necessary should Bite be unable to continue as a going concern.

Additional risk factors not presently known to Bite or that it currently deems immaterial may also impair Bite’s business or results of operations. Bite may disclose changes to such risk factors or disclose additional risk factors from time to time in Bite’s future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 720 N. State Street, Chicago, IL. The cost for this space is included in the $10,000 per-month administrative fee our sponsor will charge us for general and administrative services, including office space, utilities and administrative support, commencing on the date of this Annual Report, pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services, that the administrative fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders of Record

On March 7, 2024, there were three holders of record of our units and twenty three holders of record of our common stock and one holder of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

In connection with the stockholder vote to approve the Third Extension Amendment, the holders of 518,880 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $5.55 million, leaving approximately $25.25 million in the Trust Account.

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

Overview

We were formed on September 29, 2020 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We intend to utilize cash derived from the proceeds of the offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. The issuance of additional shares of common stock or preferred stock:

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

Proposed Business Combination

On April 29, 2023, we entered into the Business Combination Agreement with Above Food, TopCo and Merger Sub. Pursuant to the Business Combination Agreement, the Company and Above Food agreed to combine in a business combination that will result in each of the Company and Above Food becoming a wholly-owned subsidiary of TopCo. Upon the closing of the proposed Business Combination, TopCo’s common shares and warrants are expected to be listed on NYSE.

On the date of the closing of the Business Combination and pursuant to a court-approved plan of arrangement, Above Food’s shareholders will effect the Share Exchange, pursuant to which, among other things, Above Food’s shareholders will contribute to TopCo all of the issued and outstanding equity of Above Food in exchange for newly issued TopCo common shares, TopCo Class A earnout shares and TopCo Class B earnout shares, and after giving effect to the Share Exchange, Above Food will become a direct, wholly owned subsidiary of TopCo.

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

Concurrently with the execution and delivery of the Business Combination Agreement, certain shareholders of Above Food, collectively holding approximately 68% of the total number of outstanding Above Food common shares, executed and delivered to Bite the Shareholder Support Agreement, pursuant to which each such shareholder agreed to, among other things, (a) not transfer their Company Securities, (b) support and vote in favor of the Continuance Resolution and the Company Resolution, as applicable, and any Alternative Transaction, (c) not exercise, and waive, rights in respect of Dissent Rights or Continuance Dissent Rights and (d) consent to the termination of the Termination Contracts effective at the Closing and to the taking of any actions necessary or advisable to cause such termination of the Termination Contracts, in each case, on the terms and subject to the conditions set forth in the Shareholder Support Agreement.

Concurrently with the execution and delivery of the Business Combination Agreement, Above Food, Bite and the Sponsor executed and delivered to Above Food the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor (a) will vote the shares of Bite Common Stock held by it as of the date of the Sponsor Support Agreement and any additional shares of Bite Common Stock and Bite’s preferred stock that it acquires prior to the Bite Stockholder Meeting, in each case, in favor of the Business Combination Agreement and each of the Transaction Proposals and (b) will not redeem any shares of Bite Common Stock held by the Sponsor in connection with the Proposed Transaction, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

In connection with the Closing, TopCo will enter into the Lock-Up Agreements with the Sponsor, affiliates of Bite and the Sponsor, and certain holders of Company Securities and each potential recipient of ANF Purchase Consideration Shares, pursuant to which, among other things, each of the Sponsor, the affiliates of Bite and the Sponsor and the holders of Company Securities party to the Lock-Up Agreements will agree to not effect any sale or distribution of any equity securities of TopCo held by any of them during the period set forth in their respective Lock-Up Agreements, subject to certain customary exceptions set forth in their respective Lock-Up Agreements.

The holders of Company Securities (except for certain significant holders (the “Above Food Insiders”) will be subject to a 6-month lock-up, and the Sponsor and its affiliates and the Above Food Insiders will be subject to a 12-month lock-up; in each case, subject to early release (a) if the trading price of the TopCo Common Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and similar corporate events) for any twenty (20) trading days within any thirty (30)-trading day period commencing at least one hundred fifty (150) calendar days after the Closing Date, or (b) on the date on which TopCo completes a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders of TopCo having the right to exchange their TopCo Common Shares for cash, securities or other property.

In connection with the Closing, certain holders of shares of Bite Common Stock (including the Sponsor), certain holders of Company Securities and TopCo will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, TopCo will agree to provide such holders with customary registration rights with respect to the TopCo Common Shares such holders will receive in connection with the Closing. For a more detailed discussion of the Business Combination Agreement, the transactions contemplated therein and related ancillary agreements, see the Current Reports on Form 8-K filed by the Company with the SEC on May 1, 2023 and May 4, 2023.

First Extension

On December 15, 2022, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation. The First Extension Amendment extends the date by which we must consummate our initial business combination from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by the Board, provided that the sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of our initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. The Extension Payments may be funded through the March Note. For the year ended December 31, 2023, the sponsor deposited $899,645 into the Trust Account pursuant to the First Extension Amendment.

In connection with the stockholder vote to approve the First Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.06 per share, for an aggregate redemption amount of approximately $171.03 million, leaving approximately $30.28 million in the Trust Account.

Second Extension

On August 10, 2023, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation. The Second Extension Amendment extends the date by which we must consummate our initial business combination from August 17, 2023 to up to February 17, 2024 or such earlier date as determined by the Board, provided that the Sponsor (or its affiliates or designees) will deposit into the Trust Account $75,000 for each such one-month extension until February 17, 2024, unless the closing of our initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. For the year ended December 31, 2023, the sponsor deposited $375,000 into the Trust Account pursuant to the Second Extension Amendment.

In connection with the stockholder vote to approve the Second Extension Amendment, the holders of 120,637 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $1.2 million, leaving approximately $30 million in the Trust Account.

Third Extension

On February 13, 2024, our stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation. The Third Extension Amendment extends the date by which we must consummate our initial business combination from February 17, 2024 to up to August 17, 2024 or such earlier date as determined by the Board, provided that the Sponsor (or its affiliates or designees) will deposit into the Trust Account an amount determined by multiplying $0.025 by the number of public shares then outstanding for each such one-month extension until August 17, 2024, unless the closing of our initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the stockholder vote to approve the Third Extension Amendment, the holders of 518,880 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $5.55 million, leaving approximately $25.25 million in the Trust Account.

NYSE Notice

On February 13, 2023, the Company transferred the listing of its common stock, units and warrants from the NYSE to NYSE American.

On February 20, 2024, we received a letter from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Common Stock, Units and Warrants pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. On February 26, 2024, we submitted a letter of request for hearing to NYSE for the review of the delisting determination.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we do not expect to generate any operating revenues until after completion of our initial business combination. We generated non-operating income in the form of interest income on cash and cash equivalents in the form of specified U.S. government treasury bills or specified money market funds after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Until the completion of our initial business combination, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended December 31, 2023 and 2022, we had a net loss of $987,936 and net income of $991,838 a change of $1,979,774. The year-to-year change consisted of an increase in operating and formation costs of $1,735,348, a decrease in franchise taxes of $59,250, a decrease in the fair value of warrants of $121,000, a decrease in income earned on investments held in the Trust Account of $1,383,300, an increase in the fair value of convertible promissory notes of $1,218,160, and an increase in the provision for income taxes of $17,536.

Liquidity and Capital Resources

For the years ended December 31, 2023 and 2022 net cash used in operating activities was $1,340,608 and $978,980, respectively, consisting primarily of changes in income earned on investments held in the Trust Account and payments made for formation, operating and deferred offering costs.

For the year ended December 31, 2023, net cash provided by investing activities was $504,111 which was primarily due to withdrawals from the Trust Account for common stock redemptions and tax payments in excess of Trust Account deposits for Extensions pursuant to the amendments to the Company’s amended and restated certificate of incorporation. For the year ended December 31, 2022, net cash provided by investing activities was $172,145,714, which was due withdrawals from the Trust Account for common stock redemptions and tax payments.

For the year ended December 31, 2023, net cash provided by financing activities was $750,927 which was primarily due to the convertible promissory note proceeds in excess of the payments made the redemptions of common stock. For the year ended December 31, 2022, net cash used in financing activities was $171,169,610, which was primarily due payments made for the redemptions of common stock.

As of December 31, 2023, we had cash held outside of the Trust Account of $947. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

To fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $10 per unit, at the option of the lender.

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

Going Concern Consideration

As of December 31, 2023, we had cash held outside of the Trust Account of $947. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We anticipate that the cash held outside of the Trust Account as of December 31, 2023, will not be sufficient to allow us to operate through the Third Extended Date. Additionally, in order to finance transaction costs in connection with an initial business combination, our sponsor, or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. While we expect to have sufficient access to additional sources of capital under such working capital loans pursuant to a promissory note with the Sponsor, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available, if necessary.

The Company initially had 24 months from the closing of the IPO, or up until February 17, 2024, to complete a business combination under the amended and restated certificate of incorporation. On December 19, 2022, the Company’s stockholders approved, among other proposals, an amendment to our amended and restated certificate of incorporation, that extended the date by which we must consummate our initial business combination from February 17, 2023 to up to August 17, 2023 or such earlier date as determined by the Board, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of the Company’s initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. On August 10, 2023, our stockholders approved, among other proposals, a second amendment to our amended and restated certificate of incorporation that extended the date by which we must consummate our initial business combination from August 17, 2023 to up to February 17, 2024 or such earlier date as determined by the Board, provided that the Sponsor (or its affiliates or designees) will deposit into the Trust Account $75,000 for each such one-month extension until February 17, 2024, unless the closing of our initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. On February 13, 2024, the Company’s stockholders approved, among other proposals, a third amendment to our amended and restated certificate of incorporation that extends the date by which we must consummate our initial business combination from February 17, 2024 to up to August 17, 2024 or such earlier date as determined by the Board, provided that the Sponsor (or its affiliates or designees) will deposit into the Trust Account an amount determined by multiplying $0.025 by the number of public shares then outstanding for each such one-month extension unless the closing of Bite’s initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

Therefore, the last date by which the Company must complete an initial business combination will occur prior to one year after the issuance of these financial statements. Although we are continuing our pursuit of an initial business combination, including the proposed Business Combination, there is no assurance that our plans to consummate an initial business combination will be successful by the Third Extended Date. As outlined in our amended and restated certificate of incorporation, if we do not complete an initial business combination by the Third Extended Date, we will cease operations and redeem our public shares through a wind-up of the Company and liquidation.

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

Controls and Procedures

We are required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2023. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Review

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Annual Report as we have not conducted any operations to date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending December 31, 2023, our disclosure controls and procedures were effective. The material weakness that was previously disclosed on the 2021 Annual Report for the year ended December 31, 2021 related to the classification of redeemable common stock as components of either permanent or temporary equity has been alleviated by implementing new procedures to ensure that we identify and apply applicable accounting guidance to all complex transactions. Management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Title
Alberto Ardura González	61	Chief Executive Officer and Chairman of the Board
Jose Luis Guerrero Cortes	43	Chief Financial Officer
Luis Doporto Alejandre	49	Director
Jesus O. Lanza Losa	38	Director
Joseph C. Essa	66	Director
Julia A. Stewart	67	Director

Alberto Ardura González, who has served as our Chief Executive Officer since our inception and serves on the Bite Board, and has served as the Chairman of the Bite Board since December 31, 2022, has more than 35 years of experience in the financial industry and has advised numerous companies on M&A transactions and on structuring and underwriting public and private issuances of equity and debt. From 2002 to 2009, Mr. Ardura was the Chief Country Manager and Head of Fixed Income Currencies and Commodities at Merrill Lynch Mexico, S.A. de C.V., the leading investment bank in Mexico at the time. In 2009, Mr. Ardura joined Deutsche Bank, A.G. in New York City as Head of Latin America Capital Markets and Treasury Solutions, advising over 350 clients in raising several hundred billion dollars in debt and equity financing in the public and private markets, as well as advising several clients in restructurings transactions. During such time, Mr. Ardura was also responsible for Deutsche Banks’s local operations in Brazil, Mexico, Chile, Perú and Argentina, and was a member of Deutsche Bank’s Global Emerging Markets Committee, Latin America Investment Committee, and Americas Investment Banking Executive Committee. He was later appointed as Vice Chairman of Corporate Finance for Latin America. From 2017 to 2019, he was a Managing Director leading the Latin America Investment Banking and Client Coverage division at Nomura Securities. Inc. In 2019, Mr. Ardura founded his own advisory firm, Pier A Capital Solutions, Inc., focusing on M&A and private debt and equity financing transactions for clients across Latin America. Mr. Ardura has served on several boards of directors including Banca Promex, S.A. de C.V. Valores Finamex, S.A. de C.V. Merrill Lynch México, and Casa de Bolsa, S.A. de C.V. He currently serves as an independent board member of HSBC México, S.A., the banking subsidiary of Grupo HSBC, and also serves on the boards of its insurance, broker dealer and asset manager subsidiaries. Mr. Ardura is also an independent board member of Dimex Capital, SA deCV and FinMédica, S.A, and is also a board member of Eric Kayser México, S.A.P.I. de C.V.

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

Luis Doporto Alejandre has served as a member of the Bite Board since January 13, 2023. Mr. Doporto is a Mexican entrepreneur with more than 20 years of experience leading specialized teams in corporate practice, domestic and international M&A, brand building and corporate strategies in pharmaceutical, agro-industrial and food & beverage sectors. In 2019, Mr. Doporto founded Doporto Prime Capital, leading a team of professionals in the beverage, pharmaceutical, finance and consumer sectors. Mr. Doporto is the CEO and Chairman of the Board of Directors of Casa Marzam, a pharmaceutical distribution company with 650 daily delivery routes and serving more than 27,000 clients in Mexico. In 2018, Mr. Doporto founded Guacamolito/Golden Stone, a U.S. company that produces and distributes avocado pulp for the food service industries. Mr. Doporto graduated from Universidad Iberoamericana and holds a Master’s Degree in International Commercial Law from the Université Panthéon Assas of Paris.

Jesus O. Lanza Losa has served as one of our independent directors since January 13, 2023. Mr. Lanza Losa has been the Founder & CEO of LOTTUS Education, leading buyouts platform in the education space, Mexico since 2013. At Lottus, Mr. Lanza Losa has successfully led the acquisition, optimization, and business enlargement of six different targets totaling circa $250 million in transaction volume. Mr. Lanza Losa was an investment professional at the Special Situations Group & Credit Hedge Fund at Cerberus Capital Management, London in year 2012. From 2009 to 2011, Mr. Lanza Losa worked at the Investment Banking Division – M&A LatAm at first Citigroup and then Goldman, Sachs & Co., New York/Mexico. Mr. Lanza Losa graduated from Universidad de Oviedo with a B.A. in Business Administration, and holds a Masters in Finance Degree from The London Business School, as well as executive education programs at both The London School of Economics and The Wharton School.

Joseph C. Essa has served as one of our independent directors since inception, and is one of the most prestigious and experienced restaurant CEOs in the U.S. with more than two decades experience as founder, investor, operator and executive in the restaurant and food manufacturing/consumer product industries. He has deep knowledge of brands, chefs and trends in the restaurant and food manufacturing industries. Mr. Essa has successfully operated fast casual, casual and fine dining restaurants in demanding markets in the U.S. including New York, Las Vegas, and Los Angeles, as well as in several major international cities such as Tokyo, Shanghai, and Dubai. Currently, Mr. Essa serves as President & CEO of MKM Hospitality Group. Mr. Essa has also served as the President and CEO of the Thomas Keller Restaurant Group, a collection of luxury, fine and casual dining restaurants, as the President and CEO of Wolfgang Puck Worldwide, and is a past chair of the National Restaurant Association. Mr. Essa has extensive experience in directing and building global restaurants and related consumer product brands and is an expert in restaurant growth strategy. Mr. Essa is an innovative leader who prides himself in taking a collaborative approach to work culture. He is a certified public accountant, who graduated from Boston College with a Bachelor of Science in accounting and finance.

Julia A. Stewart has served as one of our independent directors since inception. Over the course of her career, Ms. Stewart has been instrumental in building global businesses and developing strong brands. Ms. Stewart is the Founder & CEO of Alurx, Inc., a health & wellness company, offering personalized solutions, via an integrated App since 2020. She has served on the Board of Directors of Avery Dennison Corp. (NYSE:AVY), a multi-national Fortune 500 company since 2003 and Fogo de Chao restaurants since 2018. In 2001 she became the President of IHOP; CEO in 2002; Chair/CEO in 2004. In 2007 she led the $2.4 billion acquisition of Applebee’s, where she was previously the President. She continued as Chair & CEO of the combined company, Dine Brands Global, Inc. (formerly DineEquity, Inc.) (NYSE:DIN) until 2017. With over 3,700 restaurants in 22 countries, 250,000 team members and over $9 billion in system sales, Dine Brands Global, Inc. became the largest sit-down restaurant chain in the world. She has advised a wide number of private equity and investment banking firms, including Rhone Capital on their acquisition of Fogo de Chao restaurants and taking them private. Ms. Stewart’s earlier leadership experience includes positions in operations, franchising and marketing with Applebee’s, Taco Bell and other consumer-facing brands. Ms. Stewart is a founding member of the Women’s Foodservice Forum and she was listed as one of Fortune Magazine’s 50 Most Powerful Women in the US, along with the recipient of Nation’s Restaurant News “Operator of the Year” in 2005 and 2015. Ms. Stewart graduated, with honors, from San Diego State University with a bachelor’s degree in communications and has an honorary Doctorate in Business from Johnson and Wales University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Securities Exchange Act of 1934, except as set forth below:

●	Luis Doporto Alejandre, a member of the board of directors, failed to timely file its Form 3 once; and
●	Jesus O. Lanza Losa, a member of the board of directors, failed to timely file its Form 3 once.

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

Clawback Policy

On November 30, 2023, our board of directors adopted a clawback policy (the "Clawback Policy") permitting the Company to seek the recovery of incentive compensation received by any of the Company's current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and NYSE rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the "Covered Executives"). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 7, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
●	each of our executive officers, directors and director nominees that beneficially owns shares of common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of		Percentage of
	Shares		Outstanding
	Beneficially		common
	Owned		stock
Name and Address of Beneficial Owner(1)
Smart Dine, LLC(2)	5,450,001	(3)	68.1%
Mizuho Financial Group, Inc.(4)	509,623		6.4%
Alberto Ardura González	5,450,001	(3)	68.1%
Joseph C. Essa	23,333		*
Julia A. Stewart	23,333		*
Jesus O. Lanza Losa	—		—
Luis Doporto Alejandre	—		—
Jose Luis Guerrero Cortes	—		—
All directors and executive officers as a group (6 individuals)	5,496,667		68.7%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 720 N. State Street, Chicago, IL 60654.
(2)	Smart Dine, LLC is our sponsor. Alberto Ardura González, our Chief Executive Officer and Chairman of the Board, is a manager of our sponsor. Consequently, he may be deemed the beneficial owner of the shares held by our sponsor and has voting and dispositive control over such securities. Mr. Ardura González disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(3)	The securities are held directly by the sponsor and indirectly by Alberto Ardura González, as a manager of the sponsor. Alberto Ardura Gonzalez disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	Based on a Schedule 13G filed on February 13, 2024, by Mizuho Financial Group, Inc. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The principal business address of the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

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

On March 23, 2023, the Company issued an unsecured promissory note (the “March Note”) in the principal amount of up to $2,000,000 to the sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The March Note amended, replaced and superseded the June Note, and any unpaid principal balance of the indebtedness evidenced by the June Note has been merged into and evidenced by the March Note. The March Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert up to $1,500,000 of the principal outstanding under the March Note into that number of Working Capital Units equal to the portion of the principal amount of the March Note being converted divided by $10.00, rounded up to the nearest whole number. The March Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the March Note and all other sums payable with regard to the March Note becoming immediately due and payable.

On April 29, 2023, concurrently with the execution and delivery of the Business Combination Agreement, Above Food, Bite and the Sponsor executed and delivered to Above Food the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor (a) will vote the shares of Bite Common Stock held by it as of the date of the Sponsor Support Agreement and any additional shares of Bite Common Stock and Bite’s preferred stock that it acquires prior to the Bite Stockholder Meeting, in each case, in favor of the Business Combination Agreement and each of the Transaction Proposals and (b) will not redeem any shares of Bite Common Stock held by the Sponsor in connection with the Proposed Transaction, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

On October 4, 2023, the Company issued an unsecured promissory note (the “October Note”) in the principal amount of up to $2,750,000 to the sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The October Note amended, replaced and superseded the March Note, and any unpaid principal balance of the indebtedness evidenced by the March Note has been merged into and evidenced by the October Note. The October Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert up to $1,500,000 of the principal outstanding under the October Note into that number of Working Capital Units equal to the portion of the principal amount of the October Note being converted divided by $10.00, rounded up to the nearest whole number. The October Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the October Note and all other sums payable with regard to the October Note becoming immediately due and payable.

On January 22, 2024, the Company issued an unsecured promissory note (the “January Note”) in the principal amount of up to $3,250,000 to the sponsor, a significant stockholder of the Company, which may be drawn down from time to time prior to the Maturity Date upon request by the Company. The January Note amended, replaced and superseded the October Note, and any unpaid principal balance of the indebtedness evidenced by the October Note has been merged into and evidenced by the January Note. The January Note does not bear interest and the principal balance will be payable on the Maturity Date. In the event the Company consummates its initial business combination, the sponsor has the option on the Maturity Date to convert up to $1,500,000 of the principal outstanding under the January Note into that number of Working Capital Units equal to the portion of the principal amount of the January Note being converted divided by $10.00, rounded up to the nearest whole number. The January Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the January Note and all other sums payable with regard to the January Note becoming immediately due and payable.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation.

Other than the $10,000 per month administrative fee and repayment of up to $3,250,000 in loans from our sponsor, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. For the years ended December 31, 2023 and 2022, audit fees of $146,009 and $78,314, respectively, were incurred from our independent registered public accounting firm.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2023, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We paid Marcum for services related to SEC Form F-4 filing and a comfort letter in connection with proposed DeSpac transaction for a total of $103,000 for the year ended December 31, 2023. We did not pay Marcum for other services for the year ended December 31, 2022.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report
(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(11)+	Business Combination Agreement, dated April 29, 2023, by and among Bite Acquisition Corp., 2510169 Alberta Inc., Above Merger Sub, Inc. and Above Food Corp.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
3.3(6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated December 19, 2022.
3.4(12)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated August 10, 2023.
3.5(15)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated February 13, 2024.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5(8)	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated October 29, 2020, issued to our sponsor.
10.2(2)	Subscription Agreement for Founder Shares, dated October 30, 2020, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated February 11, 2021, among the Company, our sponsor, and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated February 11, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Stock Escrow Agreement, dated February 11, 2021, among the Company, Continental Stock Transfer & Trust Company and certain security holders
10.7(1)	Administrative Services Agreement, dated February 11, 2021, between the Company and Smart Dine, LLC
10.8(1)	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and Smart Dine, LLC
10.9(1)	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and EarlyBird Capital, Inc.
10.10(2)	Form of Indemnity Agreement.
10.11(1)	Underwriting Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.
10.12(1)	Business Combination Marketing Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.
10.13(3)	Promissory Note issued in favor of Smart Dine LLC, dated February 10, 2022
10.14(4)	Promissory Note issued in favor of Smart Dine LLC, dated June 21, 2022
10.15(9)	Promissory Note issued in favor of Smart Dine LLC, dated March 23, 2023
10.16(11)	Shareholder Support Agreement, dated April 29, 2023
10.17(11)	Sponsor Support Agreement, dated April 29, 2023
10.18*	Promissory Note issued in favor of Smart Dine LLC, dated October 4, 2023
10.19*	Promissory Note issued in favor of Smart Dine LLC, dated January 22, 2024
97.1*	Clawback Policy
99.1(5) **	Press release, dated December 5, 2022
99.2(7) **	Press release, dated January 3, 2023.
99.3(10) **	Joint Press Release, dated May 1, 2023.
99.4(10) **	Conference call transcript.
99.5(10) **	Investor presentation.
99.6(13) **	Investor presentation dated November 2023.
99.7(14)	Press Release, dated February 21, 2024
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

+Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

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
(5)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2022.
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
(10)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.

(11)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2023.

(12)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2023.

(13)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2023.

(14)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2024.

(15)Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2024.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bite Acquisition Corp.

Dated: March 11, 2024	By:	/s/ Alberto Ardura González
Alberto Ardura González
Chief Executive Officer

Dated: March 11, 2024	By:	/s/ Jose Luis Guerrero Cortes
Jose Luis Guerrero Cortes
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2024.

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
Julia A. Stewart

BITE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Bite Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bite Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. In addition, the Company has until August 17, 2024 to consummate a business combination and it is uncertain that the Company will be able to consummate a business combination by this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

March 11, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$947	$86,517
Prepaid expenses	7,946	38,905
Prepaid income taxes	36,795	—
Deferred business combination costs	41,318	—
Total current assets	87,006	125,422
Investment held in Trust Account	30,834,520	30,293,789
Total assets	$30,921,526	$30,419,211

Liabilities, redeemable shares and stockholders’ deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,278,597	$258,394
Excise tax payable	12,598	—
Franchise tax payable	146,800	—
Income taxes payable	—	426,867
Due to related party	347,857	227,857
Convertible promissory note at fair value - related party	923,945	332,553
Total current liabilities	3,709,797	1,245,671

Deferred tax liability	357,642	50,914
Private warrant liability	8,250	16,500
Total liabilities	4,075,689	1,313,085

Commitments
Common stock subject to possible redemption, 2,878,178 and 2,998,815 shares outstanding at December 31, 2023 and 2022, respectively, at redemption value	30,591,264	29,866,922

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 shares issued and outstanding at both December 31, 2023 and 2022 (excluding shares subject to possible redemption of 2,878,178 and 2,998,815, respectively)	564	564
Additional paid-in capital	1,660,980	3,657,675
Accumulated deficit	(5,406,971)	(4,419,035)
Total stockholders’ deficit	(3,745,427)	(760,796)
Total liabilities, redeemable shares and stockholders’ deficit	$30,921,526	$30,419,211

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Operating expenses:
Formation and operating costs	$2,859,519	$1,124,171
Franchise tax	146,800	206,050
Loss from operations	(3,006,319)	(1,330,221)

Other income
Investment income from Trust	1,044,842	2,428,142
Change in fair value of private warrants	8,250	129,250
Change in fair value of convertible promissory notes	1,460,608	242,448
Total other income	2,513,700	2,799,840

Net (loss) income before provision for income taxes	(492,619)	1,469,619
Provision for income taxes	495,317	477,781
Net (loss) income after taxes	$(987,936)	$991,838

Basic and diluted weighted average Common Stock subject to redemption	2,951,221	19,254,743
Basic and diluted net (loss) income per Common Stock	$(0.11)	$0.04

Basic and diluted weighted average Common Stock	5,640,000	5,640,000
Basic and diluted net (loss) income per Common Stock	$(0.11)	$0.04

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2022	5,640,000	$564	$5,269,208	$(5,410,873)	$(141,101)

Remeasurement of shares subject to possible redemption	—	—	(1,611,533)	—	(1,611,533)
Net income	—	—	—	991,838	991,838
Balance as of December 31, 2022	5,640,000	$564	$3,657,675	$(4,419,035)	$(760,796)

Excise tax on redemptions of shares	—	—	(12,598)	—	(12,598)
Remeasurement of shares subject to possible redemption	—	—	(1,984,097)	—	(1,984,097)
Net loss	—	—	—	(987,936)	(987,936)
Balance as of December 31, 2023	5,640,000	$564	$1,660,980	$(5,406,971)	$(3,745,427)

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(987,936)	$991,838
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(1,044,842)	(2,428,142)
Change in fair value of warrants	(8,250)	(129,250)
Change in fair value of convertible promissory note	(1,460,608)	(242,448)
Changes in current assets and current liabilities:
Prepaid expenses	30,959	371,417
Accounts payable and accrued expenses	2,020,203	(12,091)
Franchise tax payable	146,800	(128,085)
Deferred tax liability – non-current	306,728	50,914
Income taxes payable	(463,662)	426,867
Due to related party	120,000	120,000
Net cash used in operating activities	(1,340,608)	(978,980)

Cash Flows from Investing Activities:
Deposits to Trust Account for Extensions	(1,274,644)	—
Withdrawals from Trust Account for tax payments	519,000	401,104
Partial liquidation of Trust Account	1,259,755	171,744,610
Net cash provided by investing activities	504,111	172,145,714

Cash Flows from Financing Activities:
Payments for deferred business combination costs	(41,318)	—
Partial redemption of common stock subject to possible redemption	(1,259,755)	(171,744,610)
Proceeds from issuance of promissory note to related party	2,052,000	575,000
Net cash provided by (used in) financing activities	750,927	(171,169,610)

Net Change in Cash	(85,570)	(2,876)
Cash - Beginning of the year	86,517	89,393
Cash - end of the year	$947	$86,517

Supplemental Disclosure of Non-cash Financing Activities:
Excise tax payable on Public Shares redeemed	$12,598	$—
Remeasurement of shares subject to possible redemption	$1,984,097	$1,611,533

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$652,251	$—

The accompanying notes are an integral part of these financial statements.

BITE ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from September 29, 2020 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”) and, subsequent to the IPO, identifying a target company for a business combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Charter Amendments

On December 15, 2022, the Company’s stockholders approved, among other proposals, an amendment to the amended and restated certificate of incorporation (the “First Extension Amendment”). The First Extension Amendment extended the date by which the Company must consummate its initial business combination from February 17, 2023 to August 17, 2023 by one - month extensions or such earlier date as determined by its board of directors (the “Board”), provided that Smart Dine, LLC (the “Sponsor”) (or its affiliates or permitted designees) will deposit into the Trust Account an amount determined by multiplying $0.05 by the number of public shares then outstanding, up to a maximum of $150,000 for each such one-month extension until August 17, 2023, unless the closing of the Company’s initial business combination shall have occurred, and permit holders of public shares to redeem their shares for their pro rata portion of the Trust Account. In connection with the stockholder vote to approve the First Extension Amendment, the holders of 17,001,185 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $171.7 million, leaving approximately $30.3 million in the Trust Account.

On August 10, 2023, the Company’s stockholders approved, among other proposals, an amendment to the Company’s amended and restated certificate of incorporation (the “Second Extension Amendment”) to allow the Company to extend the date by which the Company must consummate its initial business combination (the “Termination Date”) by monthly election to extend such date in one-

month increments up to a total of six months from August 17, 2023 (each, an “Extension”), until February 17, 2024 (such date, as may be further extended by vote of the Company’s stockholders, the “Second Extended Date”). In connection with the stockholder vote to approve the Second Extension Amendment, the holders of 120,637 shares of Common Stock properly exercised their right to redeem their shares for cash for an aggregate redemption amount of approximately $1.2 million, leaving approximately $30.0 million in the Trust Account.

As discussed in Note 10, on February 13, 2024, the Company’s stockholders approved, among other proposals, an amendment to the Company’s amended and restated certificate of incorporation (the “Third Extension Amendment”) to allow the Company to extend the Termination Date (the date by which it must consummate an initial business combination) in one-month increments up to a total of six months from February 17, 2024 (each monthly election referred to herein as an “extension”), or until August 17, 2024 (such date, as may be further extended by vote of the Company’s stockholders, the “Third Extended Date”). In connection the Third Extension Amendment, the holders of 518,880 shares of the Company’s common stock subject to redemption exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $5.55 million, leaving approximately $25.25 million in the trust account.

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

Simultaneously with the closing of the IPO the Company consummated the private placement (the “Private Placement”) of an aggregate of 500,000 units (the “Private Units”) at a price of $10.00 per Private Unit, to the Sponsor and EarlyBirdCapital, Inc., ("EarlyBirdCapital") generating total gross proceeds of $5,000,000.

On February 25, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 2,500,000 Units, generating an aggregate of gross proceeds of $25,000,000 and incurred $500,000 in cash underwriting fees

Trust Account

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

During the years ended December 31, 2023 and 2022, the Company withdrew $519,000 and $401,104, respectively, from the Trust Account for the payment of tax obligations. Pursuant to the First Extension Amendment and Second Extension Amendment, the Sponsor deposited $1,274,644 and $0, respectively, into the Trust Account during the years ended December 31, 2023 and 2022. The Company may withdraw an additional $133,251 for reimbursement to operating account for funds used to pay taxes in 2023.

On December 15, 2022  and August 25, 2023, the Company had partial liquidations of the funds in the Trust Account of $171,744,610 and $1,259,755, respectively.The remaining proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders.

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

As discussed in Note 10, the Company will have until the Third Extended Date to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will cease all operations except for the purpose of winding up, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $947 in its operating bank account and a working capital deficit, excluding taxes prepaid and taxes payable from the Trust Account, of $3,379,535. As discussed in Note 5, the Sponsor has agreed to provide the Company with the necessary financial support through working capital loans, equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due. Management believes that the Company will have sufficient borrowing capacity from the Sponsor to meet its obligations until the earlier of the consummation of a business combination or August 17, 2024, the date in which the Company is required to liquidate if a business combination has not been consummated. However, the Company cannot provide any assurance that, if needed, additional financing will be available to the Company on commercially acceptable terms, if at all.

Management has determined that Company’s liquidity position and the uncertainty as to whether the Company will consummate a business combination or be required to liquidate by August 17, 2024 (see Note 10), raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements have been issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2024.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or ability to consummate an initial business combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this as of the date of these financial statements.

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

Cash Held in Trust Account

At December 31, 2023, the assets held in the Trust Account were held in cash. As disclosed in Note 1, on December 15, 2022 and August 10, 2023, the Company had Public Share redemptions in which approximately $171.7 million and $1.2 million, respectively, was withdrawn from the Trust Account and paid to investors. During years ended December 31, 2023 and 2022, the Sponsor deposited $1,274,644 and $0, respectively, into the Trust Account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The common stock subject to possible redemption reflected on the balance sheet is reconciled as follows:

Common stock subject to possible redemption at December 31, 2021	200,000,000
Less: Redemption of shares	(171,744,610)
Plus: Remeasurement to shares subject to possible redemption	1,611,532
Common stock subject to possible redemption at December 31, 2022	$29,866,922

Less: Redemption of shares	(1,259,755)
Plus: Remeasurement to shares subject to possible redemption	1,984,097
Common stock subject to possible redemption at December 31, 2023	$30,591,264

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

Accordingly, as of December 31, 2023, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 10,275,000 shares of common stock in the aggregate.

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

	Years Ended
	December 31,
	2023	2022
Common stock subject to possible redemption
Numerator: Net (loss) income attributable to common stock subject to possible redemption	$(339,372)	$767,133
Denominator: Weighted average redeemable common stock
Basic and diluted weighted average shares outstanding, common stock subject to redemption	2,951,221	19,254,743
Basic and diluted net (loss) income per share, common stock subject to redemption	$(0.11)	$0.04

Non-Redeemable Common Stock
Numerator:
Net (loss) income	$(987,936)	$991,838
Less: Net (loss) income attributable to common stock subject to possible redemption	339,372	(767,133)
Net (loss) income attributable to non-redeemable common stock	$(648,564)	$224,705
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,640,000	5,640,000
Basic and diluted net (loss) income per share, common stock	$(0.11)	$0.04

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In connection with the redemptions exercised on August 10, 2023 (see Note 1), the Company recognized an excise tax liability of $12,598 which was recorded against additional paid - in capital as an incremental cost to repurchase the redeemed shares. As of December 31, 2023 and 2022, the Company's excise tax liability related to the share redemptions was $12,598 and $0, respectively.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016 - 13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016 - 13”). ASU 2016 - 13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016 - 13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016 - 13 was effective for SEC filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As an emerging growth company, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted ASU 2016 - 13 using a modified retrospective transition method. There were no effects on the Company's financial position, results of operations, or cash flows upon adoption of ASU 2016 - 13.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update requires companies to disclose specific categories in the income tax rate reconciliation and requires additional information for certain reconciling items. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt the standards required under ASU 2023-09 as of January 1, 2025. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Out-of-Period Item

During the third quarter of 2022, the Company recorded an adjustment to correct a prior period understatement of prepaid expenses in the amount of $13,500. The correction was primarily caused by an error in booking the amortization for a prepaid annual fee with one of the Company’s vendors. Management concluded that the out-of-period adjustment was not material to the Company’s annual and interim financial statements.

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

Convertible Promissory Note – On February 20, 2022, the Company issued the Convertible Note, through which the Sponsor may make advances to the Company under the Convertible Note up to an aggregate of $350,000. On June 21, 2022, the Convertible Note was amended to increase the maximum principal value to $700,000. On March 23, 2023 and October 4, 2023, the Convertible Note was amended to increase the maximum principal value to $2,000,000 and $2,750,000, respectively.

The principal balance may be prepaid at any time but matures on the date at which the Company consummates its initial business combination. Upon the consummation of its initial business combination, the Sponsor may elect to convert up to $1,500,000 of the outstanding principal to a number of units equal to the outstanding balance at conversion divided by $10.00, rounded up to the nearest whole number (“Working Capital Units”). The Working Capital Units have the same terms as the Private Placement. As of December 31, 2023 and 2022, the Company had a principal balance of $2,627,000 and $575,000, respectively, outstanding under the Convertible Note.

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

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees. For each the years ended December 31, 2023 and 2022, the Company incurred $120,000 in fees for these services. As of December 31, 2023 and 2022, the Company’s administrative service fee payable was $347,857 and $227,857, respectively, which is included in Due to Related Party on the accompanying balance sheets.

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities	$—	$—	$8,250
Convertible promissory note	—	—	923,945
Total	$—	$—	932,195

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities	$—	$—	$16,500
Convertible promissory note	—	—	332,553
Total	$—	$—	$349,053

Investment Held in Trust Account

At December 31, 2023 and 2022, all of the funds in the Trust Account were held in cash in an interest-bearing demand deposit account. At December 31, 2023 and 2022, the Company had $110,005 and $426,867, respectively, in franchise taxes payable and income taxes payable, net of prepayments, that were eligible for payment out of proceeds from the Trust Account.

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at December 31, 2021	$145,750
Change in fair value of private warrant liabilities	(129,250)
Private warrant liabilities at December 31, 2022	16,500

Change in fair value of private warrant liabilities	(8,250)
Private warrant liabilities at December 31, 2023	$8,250

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

There were no transfers between Levels 1, 2 or 3 during either of the years ended December 31, 2023 or 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for the private warrant liability as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Share price	$10.59	$10.07
Volatility	1.10%	1.20%
Expected life of the options to convert (in years)	1.63	3.10
Risk-free rate	4.39%	4.21%
Dividend yield	—%	—%

Convertible Note

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Note as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Conversion price	$10.00	$10.00
Share price	$10.59	$10.07
Volatility	1.10%	1.20%
Expected life of the debt to convert (in years)	0.29	0.58
Risk-free rate	5.31%	4.70%

Note 8 – Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of both December 31, 2023 and 2022, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of both December 31, 2023 and 2022, there were 5,640,000 shares of common stock issued and outstanding, excluding shares of common stock subject to redemption of 2,878,178 and 2,998,815, respectively.

Note 9 - Income Taxes

The Company’s net deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Organizational costs/Startup expenses	$794,285	$394,521
Total deferred tax assets	794,285	394,521

Deferred tax liabilities:
Change in fair value of note	(357,642)	(50,914)
Total deferred tax liability	(357,642)	(50,914)
Valuation allowance	(794,285)	(394,521)
Total net deferred tax assets	$(357,642)	$(50,914)

The income tax provision consists of the following.

	December 31, 2023	December 31, 2022
Federal:
Current	$188,589	$426,867
Deferred	(93,036)	(145,389)
Change in valuation allowance	399,764	196,303
Income tax provision	$495,317	$477,781

As of both December 31, 2023 and 2022, the Company did not have any U.S. federal net operating loss carryovers or state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $399,764 and $196,303, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Federal taxes	21.00%	21.00%
Merger and acquisition costs	(40.75)%	—%
Change in fair market value - private warrants	0.35%	(1.85)
Change in valuation allowance	(81.15)%	13.36%
Total	(100.55)%	32.51%

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or additional disclosure in the financial statements.

On January 22, 2024, the Convertible Note was amended to increase the maximum principal value from $2,750,000 to $3,250,000.

On February 13, 2024, the Company’s stockholders approved, among other proposals, an amendment to the Company’s amended and restated certificate of incorporation (the “Third Extension Amendment”) to extend the Termination Date (the date by which it must consummate an initial business combination) by allowing the Company to elect to further extend such date in one-month increments up to a total of six months from February 17, 2023 (each monthly election referred to herein as an “extension”), or until August 17, 2024 (such date, as may be further extended by vote of the Company’s stockholders, the “Third Extended Date”). In connection with the stockholder vote to approve the Third Extension Amendment, the holders of 518,880 shares of the Company’s common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.70 per share, for an aggregate redemption amount of approximately $5.55 million, leaving approximately $25.25 million in the Trust Account.

On February 20, 2024, the Company received a letter from the NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Common Stock, Units and Warrants (collectively, the “Securities”) pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. At this time, the Securities have not been suspended and will continue to trade. As indicated in the letter, the Company has a right to a review of the delisting determination by a Committee of the Board of Directors of the Exchange, provided a written request for such review is requested no later than February 27, 2024. The Company provided such written request for hearing on February 26, 2024.