Form 10-K/A
period 2023-12-31
Bite Acquisition Corp.
filed 2024-05-21
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 17, 2024, there were 7,999,298 shares of common stock, par value $0.0001 per share, issued and outstanding.

Auditor Name	Auditor Firm ID	Auditor Location
Marcum LLP	688	New York, NY

EXPLANATORY NOTE

References to the “Company,” “Bite,” “we,” “us,” and “our” refer to Bite Acquisition Corp., unless the context requires otherwise.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2024. Specifically, this Amendment amends and restates Part II, Item 9A, “Controls and Procedures” in its entirety: (1) to include the material weakness that was related to the fair value measurement of the Convertible Note (as defined in the Annual Report), and (2) in light of the Company’s inadvertent omission of the foregoing, to amend the Company’s determination regarding the effectiveness of the Company’s disclosure controls and procedures as ineffective as of December 31, 2023.

The Company failed to include the material weakness that was related to the fair value measurement of the Convertible Note (as defined in the Annual Report) when it was originally filed on March 11, 2024. The omission of the disclosure had no impact on the consolidated financial statements and other disclosures contained in the Annual Report. Management was aware of its responsibility for establishing adequate internal controls over financial reporting at that time, had such internal controls in place at that time, and complied with the procedures established by the internal controls framework; the specific disclosure item was merely inadvertently omitted from the Annual Report. The Company has determined that it did not maintain effective disclosure controls and procedures and did not maintain effective internal controls over financial reporting as of December 31, 2023.

Except as described above, no other changes have been made to the Annual Report. The Annual Report continues to speak as of the original filing date of the Annual Report. This Amendment to the Annual Report is only being filed to revise Item 9A and does not change the previously reported financial statements or any of the other disclosures contained in the Annual Report originally filed on March 11, 2024. The Company has not updated or amended any other disclosures contained therein to reflect any events which occurred after March 11, 2024 other than as expressly indicated in this Amendment. In addition, the Exhibit Index in Item 15 of Part IV of the Annual Report is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting related to the fair value measurements of the Convertible Note. Notwithstanding this identified material weakness as of December 31, 2023, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer and Chief Financial Officer determined that our internal controls over financial reporting were not effective as of December 31, 2023, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our controls related to the fair value measurements over the Convertible Note were not effectively designed or maintained.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Management has implemented remediation steps to address the material weaknesses and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for the fair value measurement of the Convertible Note. We plan to further improve this process by increasing consultations with third - party professionals with whom we consult regarding complex accounting applications and increasing training to supplement accounting professionals.

While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the year ended December 31, 2024.

Other than the changes discussed above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(11)+	Business Combination Agreement, dated April 29, 2023, by and among Bite Acquisition Corp., 2510169 Alberta Inc., Above Merger Sub, Inc. and Above Food Corp.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
3.3(6)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated December 19, 2022.
3.4(12)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated August 10, 2023.
3.5(15)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated February 13, 2024.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company.
4.5(8)	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated October 29, 2020, issued to our sponsor.
10.2(2)	Subscription Agreement for Founder Shares, dated October 30, 2020, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated February 11, 2021, among the Company, our sponsor, and each of the executive officers, directors and initial stockholders of the Company.
10.4(1)	Investment Management Trust Agreement, dated February 11, 2021, between the Company and Continental Stock Transfer & Trust Company.
10.5(1)	Registration Rights Agreement, dated February 11, 2021, among the Company, our sponsor and certain securityholders.
10.6(1)	Stock Escrow Agreement, dated February 11, 2021, among the Company, Continental Stock Transfer & Trust Company and certain security holders
10.7(1)	Administrative Services Agreement, dated February 11, 2021, between the Company and Smart Dine, LLC
10.8(1)	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and Smart Dine, LLC
10.9(1)	Subscription Agreement for Private Units, dated February 11, 2021, between the Company and EarlyBird Capital, Inc.
10.10(2)	Form of Indemnity Agreement.
10.11(1)	Underwriting Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.
10.12(1)	Business Combination Marketing Agreement, dated February 11, 2021, between the Company and EarlyBirdCapital, Inc.
10.13(3)	Promissory Note issued in favor of Smart Dine LLC, dated February 10, 2022
10.14(4)	Promissory Note issued in favor of Smart Dine LLC, dated June 21, 2022
10.15(9)	Promissory Note issued in favor of Smart Dine LLC, dated March 23, 2023
10.16(11)	Shareholder Support Agreement, dated April 29, 2023
10.17(11)	Sponsor Support Agreement, dated April 29, 2023
10.18(16)	Promissory Note issued in favor of Smart Dine LLC, dated October 4, 2023
10.19(16)	Promissory Note issued in favor of Smart Dine LLC, dated January 22, 2024
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(16)**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1(16)	Clawback Policy
99.1(5) **	Press release, dated December 5, 2022
99.2(7) **	Press release, dated January 3, 2023.
99.3(10) **	Joint Press Release, dated May 1, 2023.
99.4(10) **	Conference call transcript.
99.5(10) **	Investor presentation.
99.6(13) **	Investor presentation dated November 2023.
99.7(14)	Press Release, dated February 21, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*          Filed herewith.

**        Furnished herewith.

+          Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)        Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2021.

(2)        Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-252406), filed with the SEC on January 25, 2021, as amended.

(3)         Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2022.

(4)         Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2022.

(5)         Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 6, 2022.

(6)         Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 20, 2022.

(7)         Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2023.

(8)         Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2022.

(9)         Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 29, 2023.

(10)      Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2023.

(11)      Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2023.

(12)       Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2023.

(13)       Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2023.

(14)       Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 21, 2024.

(15)       Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2024.

(16)       Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2024.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bite Acquisition Corp.

Dated: May 21, 2024	By:	/s/ Alberto Ardura González
Alberto Ardura González
Chief Executive Officer