Form 10-Q
period 2024-03-31
Bite Acquisition Corp.
filed 2024-05-21
CIK 1831270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2024

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

As of May 20, 2024, there were 7,999,298 shares of common stock, par value $0.0001 per share, issued and outstanding.

BITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$4,281	$947
Prepaid expenses	63,750	7,946
Prepaid taxes	37,803	36,795
Deferred business combination costs	41,318	41,318
Total current assets	147,152	87,006
Investment held in Trust Account	25,459,717	30,834,520
Total assets	$25,606,869	$30,921,526

Liabilities, redeemable shares and stockholders’ deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,470,306	$2,278,597
Excises taxes payable	68,133	12,598
Franchise tax payable	—	146,800
Income taxes payable	25,096	—
Due to related party	377,857	347,857
Convertible promissory note at fair value - related party	998,152	923,945
Total current liabilities	3,939,544	3,709,797
Deferred tax liability	435,316	357,642
Private warrant liability	19,250	8,250
Total liabilities	4,394,110	4,075,689

Commitments

Common stock subject to possible redemption, 2,359,298 and 2,878,178 shares outstanding at March 31, 2024 and December 31, 2023, respectively, at redemption value	25,471,535	30,591,264

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,640,000 shares issued and outstanding at both March 31, 2024 and December 31, 2023 (excluding shares subject to possible redemption of 2,359,298 and 2,878,178, respectively)	564	564
Additional paid-in capital	1,171,667	1,660,980
Accumulated deficit	(5,431,007)	(5,406,971)
Total stockholders’ deficit	(4,258,776)	(3,745,427)
Total liabilities, redeemable shares and stockholders’ deficit	$25,606,869	$30,921,526

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Formation and operating costs	$538,063	$877,303
Franchise tax	32,400	36,100
Loss from operations	(570,463)	(913,403)

Other income
Investment income from Trust	327,117	3,282
Change in fair value of private warrants	(11,000)	(8,250)
Change in fair value of convertible promissory notes	369,875	215,511
Total other income	685,992	210,543

Net income (loss) income before provision for income taxes	115,529	(702,860)
Provision for income taxes	139,565	45,257
Net loss	$(24,036)	$(748,117)

Basic and diluted weighted average Common Stock subject to redemption	2,598,781	2,998,815
Basic and diluted net loss income per Common Stock	$0.00	$(0.09)

Basic and diluted weighted average Common Stock	5,640,000	5,640,000
Basic and diluted net loss income per Common Stock	$0.00	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three months ended March 31, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	5,640,000	$564	$1,660,980	$(5,406,971)	$(3,745,427)

Excise tax on redemption of Class A common stock	—	—	(55,535)	—	(55,535)
Remeasurement of shares subject to possible redemption	—	—	(433,778)	—	(433,778)
Net loss	—	—	—	(24,036)	(24,036)
Balance as of March 31, 2024	5,640,000	$564	$1,171,667	$(5,431,007)	$(4,258,776)

	For the Three months ended March 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	5,640,000	$564	$3,657,675	$(4,419,035)	$(760,796)

Remeasurement of shares subject to possible redemption	—	—	(267,064)	—	(267,064)
Net loss	—	—	—	(748,117)	(748,117)
Balance as of March 31, 2023	5,640,000	$564	$3,390,611	$(5,167,152)	$(1,775,977)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BITE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from Operating Activities:
Net loss	$(24,036)	$(748,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investment held in Trust Account	(327,117)	(3,282)
Change in fair value of warrants	11,000	8,250
Change in fair value of convertible promissory note	(369,875)	(215,511)
Deferred tax liability – non-current	77,674	—
Changes in current assets and current liabilities:
Prepaid expenses	(55,804)	(143,617)
Accounts payable and accrued expenses	191,709	718,683
Franchise tax payable	(184,603)	36,100
Income tax payable, net	61,891	45,257
Due to related party	30,000	30,000
Net cash used in operating activities:	(589,161)	(272,237)

Cash flows from Investing Activities:
Deposits into from Trust Account pursuant to Extension Amendments	(133,983)	(299,882)
Withdrawals from Trust Account	282,396	—
Partial liquidations of Trust Account	5,553,507	—
Net cash provided by investing activities	5,701,920	(299,882)

Cash flows from Financing Activities:
Payments for redemptions of Class A Common Stock	(5,553,507)	—
Proceeds from issuance of related party promissory note	444,082	525,000
Net cash provided by financing activities	(5,109,425)	525,000

Net Change in Cash	3,334	(47,119)
Cash - Beginning of period	947	86,517
Cash - End of period	$4,281	$39,398

Non-Cash investing and financing activities:
Redemption costs of Class A Common Stock included in excise tax payable	$55,535	$—
Remeasurement in value of common stock subject to redemption	433,778	267,064
Non-Cash investing and financing activities:	$489,313	$267,064

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

On March 12, 2024, Bite, Above Food, TopCo and Merger Sub entered into an amendment to the Business Combination Agreement (“Amendment No. 1”) to, among other things, (i) remove the imposition of vesting conditions on 1,100,000 TopCo Common Shares to be issued to the Sponsor at the Closing, and remove all references to the defined terms “Earnout Shares” and “Sponsor Earnout Shares,” and (ii) revise the fiscal years to be used for measuring the Adjusted EBITDA of TopCo for purposes of determining the vesting of Earnout Shares from the fiscal years ending January 31, 2024 and January 31, 2025 to the fiscal years ending January 31, 2025 and January 31, 2026.

On April 29, 2024, the Company held a special meeting of stockholders (the “Special Meeting”), whereby the stockholders approved, among other proposals, to adopt the Business Combination Agreement, dated as of April 29, 2023 and amended on March 12, 2024 and as may be further amended and/or amended and restated. In connection with the Special Meeting, stockholders holding 2,327,197 shares of the Company’s common stock subject to redemption exercised their right to redeem such shares. Such redemptions are expected to be paid in June 2024.

Charter Amendments

On December 15, 2022, the Company’s stockholders approved, among other proposals, an amendment to the amended and restated certificate of incorporation (the “First Extension Amendment”). The First Extension Amendment extended the date by which the Company must consummate its initial business combination from February 17, 2023 to August 17, 2023 by one-month extensions or

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

NYSE Notice

On February 20, 2024, the Company received a letter from the NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s Common Stock, Units and Warrants (collectively, the “Securities”) pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. At this time, the Securities have not been suspended and will continue to trade. As indicated in the letter, the Company has a right to a review of the delisting determination by a Committee of the Board of Directors of the Exchange, provided a written request for such review is requested no later than February 27, 2024. The Company provided such written request for hearing on February 26, 2024 and the Company’s hearing is scheduled to occur on July 17, 2024.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

During the three months ended March 31, 2024 and 2023, the Company withdrew $282,396 and $0, respectively, from the Trust Account for the payment of tax obligations. Pursuant to the First Extension Amendment, Second Extension Amendment, and Third Extension Amendment, the Sponsor deposited $133,983 and $299,882, respectively, into the Trust Account during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, $11,818 and $243,256, respectively, was available to withdraw from the Trust Account for tax payments, which includes reimbursements for tax payments made from the Company’s operating account of $889 and $133,251, respectively.

On December 15, 2022, August 25, 2023, and February 13, 2024, the Company had partial liquidations of the funds in the Trust Account of $171,744,610, $1,259,755, $5,553,507, respectively. The remaining proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors which would have higher priority than the claims of the Company’s public stockholders.

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

As discussed in Note 1, the Company will have until the Third Extended Date to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will cease all operations except for the purpose of winding up, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $4,281 in its operating bank account and a working capital deficit, excluding taxes prepaid and taxes payable from the Trust Account, of $3,804,210. As discussed in Note 5, the Sponsor has agreed to provide the Company with the necessary financial support through working capital loans, equity financing, or a combination thereof, to enable the Company to meet its financial obligations as they become due. Management believes that the Company will have sufficient borrowing capacity from the Sponsor to meet its obligations until the earlier of the consummation of a business combination or August 17, 2024, the date in which the Company is required to liquidate if a business combination has not been consummated. However, the Company cannot provide any assurance that, if needed, additional financing will be available to the Company on commercially acceptable terms, if at all.

Management has determined that Company’s liquidity position and the uncertainty as to whether the Company will consummate a business combination or be required to liquidate by August 17, 2024 (see Note 1), raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed financial statements have been issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2024.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or ability to consummate an initial business combination, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this as of the date of these condensed financial statements.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K, as filed with the SEC on March 11, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Use of Estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash Held in Trust Account

As of March 31, 2024 and December 31, 2023, all of the funds in the Trust Account were held in cash in an interest-bearing demand deposit account. As of March 31, 2024 and December 31, 2023, the Company had $11,818, and $110,005, respectively, in franchise taxes payable and income taxes payable, net of prepayments, that were eligible for payment out of proceeds from the Trust Account. As discussed in Note 1, on February 13, 2024 and August 10, 2023, the Company had Public Share redemptions in which approximately $5.5 million and $1.2 million, respectively, was withdrawn from the Trust Account and paid to investors.

During the three months ended March 31, 2024 and 2023, the Sponsor deposited $133,983 and $299,882, respectively, into the Trust Account pursuant to the First Extension Amendment, Second Extension Amendment, and Third Extension Amendment. As of March 31, 2024 and December 31, 2023, $11,818 and $243,256, respectively, was available to withdraw from the Trust Account for tax payments, which includes reimbursements for tax payments made from the Company’s operating account of $889 and $133,251, respectively.

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

The Company is subject is subject to a non-deductible 1% excise tax on the fair market value of any redemptions of the Company’s  common stock made on or after January 1, 2023 under the Inflation Reduction Act of 2022. In connection with the redemptions exercised on August 10, 2023 and February 13, 2024, the Company recognized excises taxes payable of $12,598 and $55,535, respectively, that were recorded against additional paid-in capital as an incremental cost to repurchase the redeemed shares.

The common stock subject to possible redemption reflected on the accompanying condensed balance sheets is reconciled as follows:

Common stock subject to possible redemption at December 31, 2022	$29,866,922
Less: Redemption of shares	(1,259,755)
Plus: Remeasurement of shares subject to possible redemption	1,984,097
Common stock subject to possible redemption at December 31, 2023	30,591,264

Less: Redemption of shares	(5,553,507)
Plus: Remeasurement to shares subject to possible redemption	433,778
Common stock subject to possible redemption at March 31, 2024	$25,471,535

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

Accordingly, as of March 31, 2024, cash offering costs in the aggregate of $4,611,738 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting discount and $611,738 of other cash offering costs). The Company also issued 90,000 representative shares in connection with the offering (see Note 5).

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

Convertible promissory note

The Company has elected the fair value option to account for its non-interest bearing promissory note to the Sponsor with a maximum principal value not to exceed $3,250,000 (“Convertible Note”) which is fully described in Note 5. As a result of applying the fair value option, the Convertible Note is recorded at its initial fair value at issuance, and at each balance sheet date thereafter. Subsequent changes in fair value are recorded as change in the fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

Net loss per common share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 10,275,000 shares of common stock in the aggregate.

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

	Three Months Ended
	March 31,
	2024	2023
Common stock subject to possible redemption
Numerator: Net loss allocable to common stock subject to possible redemption	$(7,582)	$(259,696)

Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	2,598,781	2,998,815
Basic and diluted net loss per share, redeemable common stock	$0.00	$(0.09)

Non-Redeemable Common Stock
Numerator: Net loss minus redeemable net loss
Net loss	$(24,036)	$(748,117)
Less: redeemable net loss	(7,582)	(259,696)
Non-redeemable net loss	$(16,454)	$(488,421)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, common stock	5,640,000	5,640,000
Basic and diluted net loss per share, non-redeemable common stock	$0.00	$(0.09)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate was 120.81% and -6.44% respectively. While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

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

In connection with the redemptions of common stock that occurred during August 2023 and February 2024 (see Note 1), $12,598 and $55,535, respectively, was accrued for excise taxes against additional paid-in capital as an incremental cost to repurchase the redeemed shares. As of  March 31, 2024 and December 31, 2023, the Company’s excise tax liability was $68,133 and $12,598, respectively.

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on modified retrospective basis as of January 1, 2024. The adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023 - 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023 - 09"). ASU 2023 - 09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements are to be applied on a prospective basis, with the option to be applied retrospectively. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to this update.

In November 2023, the FASB issued ASU 2023 - 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to this update.

The Company's management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

The principal balance may be prepaid at any time but matures on the date at which the Company consummates its initial business combination. Upon the consummation of its initial business combination, the Sponsor may elect to convert up to $1,500,000 of the outstanding principal to a number of units equal to the outstanding balance at conversion divided by $10.00, rounded up to the nearest whole number (“Working Capital Units”). The Working Capital Units have the same terms as the Private Placement. As of March 31, 2024, the Company had a principal balance of $3,071,082 outstanding under the Convertible Note.

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

Administrative Service Fee

Commencing on February 16, 2021, the Company has agreed to pay an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s business combination or its liquidation, the Company will cease paying these monthly fees. For each of the three months ended March 31, 2024 and 2023, the Company incurred $30,000 in fees for these services. As of March 31, 2024 and December 31, 2023, the Company’s administrative service fee payable was $377,857 and $347,857, respectively, which is included in Due to Related Party on the accompanying condensed balance sheets.

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

BITE ACQUISITION CORP

Notes to Unaudited Condensed Financial Statements

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

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of March 31, 2024, and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	March 31, 2024
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities	$—	$—	$19,250
Convertible promissory note	—	—	998,152
Total	$—	$—	$1,017,402

	December 31,2023
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities	$—	$—	$8,250
Convertible promissory note	—	—	923,945
Total	$—	$—	$932,195

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

The change in fair value of the private warrant liabilities is summarized as follows:

Private warrant liabilities at December 31, 2022	$16,500
Change in fair value of private warrant liabilities	(8,250)
Private warrant liabilities at December 31, 2023	8,250

Change in fair value of private warrant liabilities	11,000
Private warrant liabilities at March 31, 2024	$19,250

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

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2024 and 2023.

The following table provides quantitative information regarding Level 3 fair value measurements for the private warrant liability as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Exercise price	$11.50	$11.50
Share price	$10.73	$10.59
Volatility	0.60%	1.10%
Expected life of the options to convert (in years)	1.53	1.63
Risk-free rate	4.77%	4.39%
Dividend yield	—%	—%

Convertible Note

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Note as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Conversion price	$10.00	$10.00
Share price	$10.73	$10.59
Volatility	0.60%	1.10%
Expected life of the debt to convert (in years)	0.22	0.29
Risk-free rate	5.39%	5.31%

Note 8 – Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of both March 31, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Common Stock - The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each. As of both March 31, 2024 and December 31, 2023, there were 5,640,000 shares of common stock issued and outstanding, excluding shares of common stock subject to redemption of 2,359,298 and 2,878,178, respectively.

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

On April 29, 2024, the Company held the Special Meeting, whereby the stockholders approved, among other proposals, to adopt the Business Combination Agreement, dated as of April 29, 2023 and amended on March 12, 2024 and as may be further amended and/or amended and restated. In connection with the Special Meeting, stockholders holding 2,327,197 shares of the Company’s common stock subject to redemption exercised their right to redeem such shares. Such redemptions are expected to be paid in June 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Bite Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Smart Dine, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

All activity through March 31, 2024 relates to our formation, initial public offering, and search for a prospective initial business combination target.

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

Amendment No. 1 to Business Combination Agreement

On March 12, 2024, Bite, Above Food, TopCo and Merger Sub entered into an amendment to the Business Combination Agreement (“Amendment No. 1”) to, among other things, (i) remove the imposition of vesting conditions on 1,100,000 TopCo Common Shares to be issued to the Sponsor at the Closing, and remove all references to the defined terms “Earnout Shares” and “Sponsor Earnout Shares,” and (ii) revise the fiscal years to be used for measuring the Adjusted EBITDA of TopCo for purposes of determining the vesting of Company Earnout Shares from the fiscal years ending January 31, 2024 and January 31, 2025 to the fiscal years ending January 31, 2025 and January 31, 2026.

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

NYSE Notice

On February 13, 2023, the Company transferred the listing of its common stock, units and warrants from the NYSE to NYSE American. On February 20, 2024, the Company received a letter from the NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist the Company’s common stock, units and warrants (collectively, the “Securities”) pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. At this time, the Securities have not been suspended and will continue to trade. As indicated in the letter, the Company has a right to a review of the delisting determination by a Committee of the Board of Directors of the Exchange, provided a written request for such review is requested no later than February 27, 2024. The Company provided such written request for hearing on February 26, 2024 and the Company’s hearing is scheduled to occur on July 17, 2024.

The Special Meeting

On April 29, 2024, the Company held a special meeting of stockholders (the “Special Meeting”), whereby the stockholders approved, among other proposals, to adopt the Business Combination Agreement, dated as of April 29, 2023 and amended on March 12, 2024 and as may be further amended and/or amended and restated. In connection with the Special Meeting, stockholders holding 2,327,197 shares of the Company’s common stock subject to redemption exercised their right to redeem such shares. Such redemptions are expected to be paid in June 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2024 were organizational activities and those necessary to prepare for the initial public offering, described below and after our initial public offering, identify a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

The three ended March 31, 2024 compared to the three months ended March 31, 2023

For the three months ended March 31, 2024 and 2023, we had a net loss of $24,036 and $748,117, respectively, a change of $724,081. The period-to-period change was primarily driven by changes related to formation and business combination costs and changes in interest income earned on the funds held in the Trust Account. Activity for the three months ended March 31, 2024 related to formation and business combination costs was $538,063 compared to $877,303 for the three months ended March 31, 2023, a decrease of $339,240. For the three months ended March 31, 2024 and 2023, we incurred franchise tax expense of $32,400 and $36,100, respectively. This period-to-period change in net loss was also driven by an increase in the gain on the change in fair value of  the convertible promissory note of $154,364, a decrease in the gain on the change in fair value of warrants of $2,750, and an increase in interest income on funds held in the Trust Account of $323,835. The provision for income taxes was $139,565 for the three months ended March 31, 2024 compared to $45,257 for the three months ended March 31, 2023.

Liquidity and Capital Resources

For the three months ended March 31, 2024 and 2023, net cash used in operating activities was $589,161 and $272,237, respectively, consisting primarily of changes in income earned on investments held in the Trust Account and payments made for formation, operating and deferred offering costs.

For the three months ended March 31, 2024, net cash used in investing activities was $5,701,920 which primarily is due to withdrawals from the Trust Account for common stock redemptions and tax payments in excess of Trust Account deposits for Extensions pursuant to the amendments to the Company’s amended and restated certificate of incorporation. For the three months ended March 31, 2024, net cash used in financing activities was $5,109,425, which was due to payments made for common stock redemptions in excess of proceeds received under the Convertible Note.

For the three months ended March 31, 2023, net cash used in investing activities was $299,882 which is due to Trust Account deposits for Extensions pursuant to the amendments to the Company’s amended and restated certificate of incorporation. For the three months ended March 31, 2023, net cash provided by financing activities was $525,000, which was due to proceeds received under the Convertible Note.

As of March 31, 2024, we had cash held outside of the Trust Account of $4,281. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligation.

Going Concern Considerations

As of March 31, 2024, we had cash held outside of the Trust Account of $4,281. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We anticipate that the cash held outside of the Trust Account as of March 31, 2024, will not be sufficient to allow us to operate through the Third Extended Date. Additionally, in order to finance transaction costs in connection with an initial business combination, our sponsor, or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans. While we expect to have sufficient access to additional sources of capital under such working capital loans pursuant to a promissory note with the Sponsor, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available, if necessary.

As of March 31, 2024 the Company has until the Third Extended Date, August 17, 2023, to consummate an initial business combination under the Company’s amended and restated certificate of incorporation. If the Company is unable to complete a business combination by the Third Extended Date, the Company will cease all operations except for the purpose of winding up, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate. Therefore, the last date by which the Company must complete an initial business combination will occur prior to one year after the issuance of these condensed financial statements. Although we are continuing our pursuit of an initial business combination, including the proposed Business Combination, there is no assurance that our plans to consummate an initial business combination will be successful by the Third Extended Date.

Management has determined that Company’s liquidity position and the uncertainty as to whether the Company will consummate a business combination or be required to liquidate by August 17, 2024, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed financial statements have been issued. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that for the period ending March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness that was related to the fair value measurement of the Convertible Note. Management believes that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

In light of the material weaknesses described above, we implemented additional procedures as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Specifically, we improved existing processes and implemented new procedures to ensure appropriate valuation methods and assumptions are used to determine the fair value measurement of the Convertible Note. While we took considerable action to remediate the material weaknesses, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weaknesses will be remediated during the year ended December 31, 2024.

Other than the changes discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Risk factors relating to Above Food and the Proposed Transactions are contained in the registration statement on Form F-4, as amended, filed by TopCo. Other than as referred to in the preceding sentence, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

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

On April 29, 2024, the Company held the Special Meeting, whereby the stockholders approved, among other proposals, to adopt the Business Combination Agreement, dated as of April 29, 2023 and amended on March 12, 2024 and as may be further amended and/or amended and restated. In connection with the Special Meeting, stockholders holding 2,327,197 shares of the Company’s common stock subject to redemption exercised their right to redeem such shares.Such redemptions are expected to be paid in June 2024. As of May 10, 2024, the outstanding balance of the Trust Account was approximately $25.56 million.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Effective as of January 22, 2024, the Convertible Note was amended to increase the maximum principal value to $3,250,000.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1***(3)	Business Combination Agreement, dated April 29, 2023, by and among Bite Acquisition Corp., 2510169 Alberta Inc., Above Merger Sub, Inc. and Above Food Corp.

2.2(6)	Amendment No. 1 to the Business Combination Agreement, dated as of March 12, 2024, by and among Bite, Above Food, TopCo and Merger Sub.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company

3.2(2)	Bylaws

3.3(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated December 19, 2022

3.4(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated August 10, 2023.

3.5(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Bite Acquisition Corp., dated February 13, 2024.

10.2(3)	Shareholder Support Agreement, dated April 29, 2023

10.3(3)	Sponsor Support Agreement, dated April 29, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

*** Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2021 and incorporated by reference herein
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 2, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 4, 2023 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2022 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 11, 2023 and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2024 and incorporated by reference herein.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 16, 2024 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITE ACQUISITION CORP.

Date: May 20, 2024	By:	/s/ Alberto Ardura González
	Name:	Alberto Ardura González
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Jose Luis Guerrero Cortes
	Name:	Jose Luis Guerrero Cortes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)